Form 10-K
period 2012-06-30
SHARP PERFORMANCE INC
filed 2012-10-04
CIK 1472847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

  X  .

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

      .

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

SHARP PERFORMANCE, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-2883037
(State or jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

12 Fox Run, Sherman, CT 06784-1741	(203) 746-8478
Address of registrant’s principal executive offices	Registrant’s telephone number including Area code

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common stock, par value $0.001 per share

                 (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      . No  X  .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      . No  X  .

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X  . No       .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   X  . No       .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer

      .

Non-accelerated filer

      .

Accelerated filer

      .

Smaller reporting company

  X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes       . No   X  .

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of October 4, 2012: not applicable

As of  October 4, 2012 the registrant had 5,038,500 outstanding shares of Common Stock.

Documents incorporated by reference:  See Exhibit 16

10-K - FORM 10-Kf Contents

As used in this Form 10-K, references to “the Company,” “we,” “our,” “ours” and “us” refers to Sharp Performance, Inc., unless otherwise indicated. In addition, references to “financial statements” are to our financial statements except as the context otherwise requires.

PART I.

Forward-Looking Information

Much of the discussion in this Item is “forward looking”.  Actual operations and results may materially differ from present plans and projections due to changes in economic conditions, new business opportunities, changed business conditions, and other developments.  Other factors that could cause results to differ materially are described in our filings with the Securities and Exchange Commission.

There are several factors that could cause actual results or events to differ materially from those anticipated, and include, but are not limited to, general economic, financial and business conditions, changes in and compliance with governmental laws and regulations, including various state and federal environmental regulations, our ability to obtain additional financing from outside investors and/or bank and mezzanine lenders, and our ability to generate sufficient revenues to cover operating losses and position us to achieve positive cash flow.

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof.  We believe the information contained in this Form 10-K to be accurate as of the date hereof.  Changes may occur after that date.   We will not update that information except as required by law in the normal course of its public disclosure practices.

ITEM 1.  Summary of Corporate Background

We were incorporated on June 5, 2008, under the laws of the State of Nevada. Our principal executive office is located at 12 Fox Run, Sherman, CT 06784-1741; our telephone number is (203) 746-8478. We acquired, on June 5, 2008, our operating business in a transaction in which we exchanged 5,000,000 shares of common stock for an assignment of 100% of the ownership interest in Sharp Performance Associates, LLC (“SPA”) and the rights to the GT-33 customization package. (Look under the “Business” section below for a detailed discussion of the GT-33 program.) The sole owner of SPA was its founder, Robert J. Sharp, the previous member of Sharp Performance Associates, LLC, who is our controlling stockholder, sole officer and sole director. Sharp Performance Associates, LLC, now a wholly owned subsidiary of the Company, was formed in the State of Connecticut on June 5, 2008 to provide consulting services to automotive businesses. Our fiscal year end is June 30.

We are a development stage company and have no significant revenues to date. We do not meet the test of “going concern” and our independent auditor has expressed substantial doubt about our ability to continue as a going concern. This substantial doubt is due to our lack of committed funding and lack of revenue.

Emerging Growth Company Status

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act, or “JOBS Act.” We anticipate that we will remain an emerging growth company until we attain one of the following: a) we have more than $1 billion in annual revenue in a fiscal year; b) we issue more than $1 billion of non-convertible debt over a three-year period; c) we have more than $700 million in market value of our common stock held by non-affiliates as of any June 30, and d) before the end of the five full fiscal years. For as long as we are an emerging growth company, unlike other public companies, we will not be required to:

•

provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002;

•

comply with any new requirements adopted by the Public Company Accounting Oversight Board, or the PCAOB, requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer;

•

comply with any new audit rules adopted by the PCAOB after April 5, 2012, unless the Securities and Exchange Commission determines otherwise;

•

provide certain disclosure regarding executive compensation required of larger public companies;

•

hold nonbinding shareholder advisory votes on executive compensation; or

•

obtain shareholder approval of previously unapproved golden parachute payments in connection with proposed merger and sale transactions.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we are choosing to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the  JOBS   Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

While we are not a blank check company, we believe business conditions will continuing to be challenging. As such, the Company has retooled its business model to concentrate on a limited number of dealerships until conditions improve. See “Major structural changes in the automotive industry will affect our operational results” below under Risk Factors for a fuller discussion of the state of the American automotive industry.

ITEM 1A.  BUSINESS

Our Business

Sharp Performance, Inc. provides consulting services to the sales and marketing sectors of the automotive industry at, both the dealership and automotive manufacturing company level. In general, the services of the Company involve the following; the training of staff, development and implementation of general and specialty marketing strategies, assistance with dealership presentation, customer satisfaction improvement and the facilitation of strategic partnerships between our Company’s clients and Mr. Sharp’s contacts within the automotive and marketing industries.

When the Company engages a new client, an initial assessment is made on the overall operation. This includes the facility, staff, general community exposure, marketing and management. Through our founder’s substantial expertise in automobile design and marketing, we pinpoint general areas that need improvement and then present a plan of implementation. Areas that we may address, but are not limited to, are; customer satisfaction, dealership presentation and marketing. Mr. Sharp personally oversees the efforts to train and advises both Management and Staff. Sharp Performance, Inc. also specialize in innovative marketing solutions that can bring the excitement of the racetrack into the showroom floor. In addition,  Mr. Sharp is looking to work with various driver education and safety programs geared towards young people.

The Company is currently marketing its services to potential new customers.

Specifically, these services include, but are not limited to, the following:

a.

Consulting at the highest level of car manufacturers;

b.

Creating brand loyalty through the establishment of Owners’ Clubs;

c.

Customization of cars to differentiate dealerships and models;

d.

Creating demand for parts and accessories, and

e.

Creation of multimedia educational tools

f.

Driver safety courses;

Consulting at the highest level of car manufacturers

Mr. Sharp is well-known in automotive and racing circles and has access to many high ranking corporate executives.  Mr. Sharp is attempting to use that access and knowledge to garner consulting contracts with manufacturers. Specifically, his expertise has been brought to the attention of high-ranking individuals at Nissan and Infiniti.   Currently, there are no contracts and no services have been performed to date, but Mr. Sharp believes he can assist in promotional and design efforts at the highest levels.  Specifically, Mr. Sharp is well-versed in the stylistic aesthetics that the high performance car buyer desires and can apprise Management as such.  His suggestions add little cost to the automobile but differentiate the model from competitive choices, stimulating demand.

Creating brand loyalty through the establishment Owners’ Clubs

Mr. Sharp is a presence throughout the Tri-State and New England regions at car shows and races.  In the past, Mr. Sharp has helped create brand loyalty through programs at dealers designed to evoke personal attachment to one’s automobile.  One such way this has been done is through the creation of Owners’ Clubs.  Owners’ Clubs are groups of individuals who own the same make and model of automobile and band together to take drives or attend automotive events. This creates loyalty to the particular make of car and to the dealership.  Such loyalty leads to a greater likelihood that routine service appointments will be made at the dealership as well as increasing the likelihood that the next purchase of a car will be of that make and at that dealer.

Customization of cars to differentiate dealerships and models

Starting out as a general production Nissan 350Z, professional technicians add a sophisticated aerodynamics package inspired by Mr. Sharp’s race cars. This package includes a front spoiler, rear wing, and racing graphics. Performance upgrades include a Nissan compatible performance exhaust, intake system, and a genuine Ferrari Italian air horn. Although the current GT-33’s are special to the Nissan name, the customization processes and our methodologies are not limited to any specific automobile brand and can be applied to any automobile to elevate the marketing efforts of any automobile dealership. In addition to his consulting services associated with the GT-33 design, Mr. Sharp also models the car at car shows such as the one in Lime Rock, CT. The GT-33 is the first of many custom cars Mr. Sharp is attempting to customize. Mr. Sharp has been in discussion with at least six dealers in the Fairfield County, Connecticut area in the past to work on other makes and models of automobiles. Of those six, he had successfully engaged two dealerships, but they no longer use his services.  Mr. Sharp is currently in negotiations with a high-end aftermarket motor sports company to deliver upgrades to existing luxury automobile owners.   The consulting fee that Mr. Sharp receives is all-inclusive. It includes the design work on the automobiles and the time that he spends at automobile shows. At the current time, no funds from the sales of the cars accrue to Mr. Sharp. Depending upon the success of the program, the revenue model may change in the future.

Creating demand for parts and accessories

We have purchased customized parts from subsidiaries of Nissan Motor and other auto suppliers.  We believe that we can tailor parts for individual make and models similar to the customization process of the GT-33 to enhance dealer value.  Should demand be sufficient enough,  it is our intention to insource the parts ordering process and charge a mark-up to the dealer over and above the consulting fee.

Creation of multimedia educational and promotional tools

Mr. Sharp is looking to produce special dealer specific media presentations.  Such presentations would be geared towards the quality of the make of car and/or the dealership.  Mr.  Sharp would also be involved with promotional activities. We plan to create these business synergies by introducing marketing product manufacturers that work primarily within the automotive industry, distributors of promotional automotive items, such as caps, lighters and T-shirts, and the end users of such products to each other as follows:

Car shows. Mr. Sharp continues to go to automotive shows, principally in multiple venues throughout Connecticut, but also throughout the New England area, where he showcases the GT-33. In addition, Mr. Sharp has a vintage 1973 Datsun Race Car that he shows through his company Vintage Promotion Cars. These activities continue to keep custom cars in the mind of the racing car motif motivated car buyer.

New dealerships. Along the New England seaboard, Mr. Sharp has been in discussions with new dealerships to provide services similar to the ones that he has provided with his former clientele. These services would be for a new set of car designs utilizing his automotive expertise.

Given the economic environment, however, we have curtailed our activities in this regard until such time that the automotive retail situation improves. Despite the curtailment of services in the original dealership in which Mr. Sharp has been engaged, our business has been active on various fronts as follows;

Driver Safety Courses

Mr. Sharp is a Director of “Survive the Drive”, a program designed to teach driving skills to young and inexperienced drivers.  Typical Drivers’ Education Courses teach the basics of driving an automobile but do not instill the tools which are needed to prepare the young driver to operate the automobile safely under a wide variety of conditions.

The Courses, which are half day programs, teach the youngster what it is like to drive under a wide variety of conditions.  We currently estimate that these courses will generate revenue of $400 per participant.  Mr. Sharp, amongst others, will personally train the drivers.  In the past, Mr. Sharp has leveraged his renown as a racecar driver and well-known automotive personality to forge relationships with large companies, some who have sponsored him in the past. For example, Mr. Sharp has used facilities owned by Pepsico, Inc. and other large enterprises to use their facilities to train drivers.  In addition to providing logistics, this relationship also adds to the imprimatur of Bob Sharp as an elite name in the automotive industry.  The enterprises, like Pepsico, benefit from their attachment to a well-known racing personality. Mr. Sharp was previously Chairman of the Board of In Control, a crash prevention company headquartered in Massachusetts.  This is an ancillary service that the Company will provide in addition to its main business of stimulating automotive demand.  All revenues from “Suvive the Drive” shall go to Sharp Performance, Inc. and not to Mr. Sharp personally.

Marketing

The heart of our marketing strategy is the tailoring of automobiles to project an image associated with racing. The first car that we have produced is the limited production “GT-33”. Mr. Sharp’s racing number since 1960 has been “33”. The GT-33 was designed by Mr. Sharp to generate public exposure for a dealership. We believe that Mr. Sharp’s notoriety and the customization can positively affect dealership profits, improve customer satisfaction and loyalty, and greatly increase public exposure. Mr. Sharp is a well established name within the automotive industry. Furthermore, because the GT-33 is advertised as Mr. Sharp’s unique creation, we are directly marketed by Mr. Sharp and are currently heavily dependent on Mr. Sharp for our marketing efforts.

The GT-33 wears a custom badge featuring the same GT-33 logo Mr. Sharp raced with, Mr. Sharp’s personal signature and the name of the dealership where these special models can be purchased. Despite the Company not having any patents, registered trademarks or licenses, we consider ourselves as having ownership of rights to the GT-33 customization because the customization is unique to Mr. Sharp. The GT-33 wears a custom badge featuring the same GT-33 logo Mr. Sharp raced with and Mr. Sharp’s personal signature. Further the creative process is based upon Mr. Sharp’s years of technical expertise and automotive acumen. As a result, the cost of the customization process and modifications on the GT-33 models are absorbed by the client/dealership. Neither Mr. Sharp nor the Company incur the costs of refurbishing the GT-33 and the accessories for the cars are paid for solely by the client/dealership and flown through into the price. These specialty models are used to attract attention in advertisements, in the showroom and at car shows. Once sold, these cars continue to benefit the dealership when seen on the road.

As shown by the foregoing, we do not market our services through traditional advertising. We intend to market our services primarily through direct relationships with past clients, business contacts, car shows and performance racing events. This can either be recurring business or through referral. In an industry dominated by personal relationships, we find this approach effective in attracting and retaining the right types of clients. Our GT-33 customization is a major marketing tool.

Revenue Streams

We had our first consulting contract in 2008 and collected a retainer fee of $2,000 per month. This fee covered all consulting costs, including the use of the “Bob Sharp” name and GT-33 logo for the special edition cars. It is our intention to expand these consulting services to dealerships nationwide. In June of 2010, our Company was retained as a consultant on a month-to-month basis by three new clients in the marketing and promotional materials business. We provided auto racing memorabilia amongst other things . Up to that point, we did not have any consulting contracts other than a consulting agreement that expired in September 2008, under which we earned $4,000 in revenues. Neither the first consulting contract nor the clients which were new in June 2010 are current consulting clients.

Long-term Planning

Management believes that it is important for our clients to focus on their long-term viability. We work with clients to help them develop strategies for product differentiation, and growth strategies that anticipate future needs of the marketplace.

Competitive Business Conditions

Our primary competition is other automotive consulting firms. We believe that there is little competition in the Northeast, which offers the expertise and/or approach of the Company. We have not undertaken an in-depth evaluation of competition.

Employees

Robert J. Sharp serves as President and the sole member of our Board of Directors during this initial phase of operations. While we will consider other management personnel as our business base increases, Mr. Sharp will remain our primary principal because his skills are both unique and determinative to the success of business.

ITEM 1B.  RISK FACTORS

Our business is subject to numerous risk factors, including the following:

Risks Related to Our Business

We are a development stage company with limited operating history on which you can base your decision to invest in our Company.

Our Company was incorporated on June 5, 2008, which makes an evaluation of us extremely difficult. Although we have commenced our operations, at this stage of our business operations, we may never become profitable or generate any significant amount of revenues so potential investors have a high probability of losing their investment. There is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand for our service and products, the level of our competition and our ability to attract and maintain key management and employees.

Our auditors have substantial doubt about our ability to continue as a going concern.

Our auditors ’ report reflects the fact that the ability of our Company to continue as a going concern and expresses substantial doubt about our ability to continue as a going concern. This substantial doubt is due to our lack of committed funding and lack of revenue. If we are unable to continue as a going concern, you will lose your investment. You should not invest in us unless you can afford to lose your entire investment.

Because consulting services are typically discretionary, we may be particularly affected by general economic conditions.

Consulting services are typically discretionary for automotive businesses and may be particularly affected by negative trends in the general U.S. economy and the automobile industry. The success of our operations depends to a significant extent upon a number of factors relating to business spending, including economic conditions affecting discretionary spending (such as earnings outlook, business conditions, interest rates and the availability of credit and taxation) for the economy as a whole and in regional and local markets. Any further deterioration in general economic conditions could have a material adverse effect on our business, financial condition and results of operations.

We are in an intensely competitive market, which could impact our ability to gain market share and harm our financial performance.

We are a small consulting business with limited revenues and access to capital markets trying to compete in a niche market with a limited number of services. We will face intense competition from consulting firms and from independent consultants who provide services similar to ours. Services provided by our existing and potential competitors may be perceived by current or potential clients as being superior to ours.

If we are unable to obtain additional funding, our business operations will be harmed. Even if we do obtain additional financing, our then existing shareholders may suffer substantial dilution.

It is possible that additional capital will be required to effectively support the operations and to otherwise implement our overall business strategy. The inability to raise the required capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. Our ability to obtain capital will also depend on market conditions, the national economy and other factors beyond our control. If we are unable to obtain necessary financing, we will likely be required to curtail our business plans, which could cause the company to become dormant. We currently do not have any arrangements or agreements to raise additional capital. Any additional equity financing may involve substantial dilution to our then existing shareholders.

Many of our clients are price sensitive, and if the prices we charge for our services are unacceptable to them, our operating results will be harmed.

Many of our clients are price sensitive. As the market for our services matures, or as new competitors introduce new services that compete with ours, we may be unable to renew our agreements with existing clients or attract new clients at the same price or based on the same pricing model as previously used. As a result, it is possible that competitive dynamics in our market may require us to change our pricing model or reduce our prices, which could harm our revenue, gross margin, and operating results.

Major structural changes in the automotive industry will affect our operational results.

In recent years, there have been major structural changes in the automotive industry, culminating in bankruptcy filings of General Motors Corp. and Chrysler, LLC. This led to a substantial reduction in domestic vehicle sales. According to Wards AutoCenter, vehicle sales in the United States, which had averaged about 17 million units per year from 2000 to 2007, dropped to 13.5 million in 2008 and 10.6 million in 2009.  While the industry started to recover with sales of 11.8 million in 2010   and 13 million in 2011, they are still well below recent historical levels,    Vehicle sales are at the same levels as in the early 1990s, and Management believes this lack of demand may severely constrain our business.

General economic conditions will affect our performance.

The return of the demand for automobiles to pre-recession levels is dependent on a wide variety of economic factors. The most salient of these are domestic growth in the labor market, the extent of further deterioration in the European continent and the overall availability of credit in international and domestic markets.

It is impossible to predict these conditions with any degree of certainty, and the degree to which they vary from historical norms can substantially impact our revenue streams.

Our sole officer and sole director is not required to devote his full time to our business.

Our sole officer, Robert J. Sharp, is involved in other business ventures separate and apart from his activities on our behalf. Mr. Sharp currently devotes approximately fifteen (15) hours per week to our business. As a result of Mr. Sharp’s other obligations, there is a substantial risk that he will not devote as much time as is necessary to our operations, which may harm our business and operating results.

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through issuance of additional shares of our common stock.

We have no committed source of financing. Wherever possible, our Board of Directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of shares of our stock. We have 74,000,000 authorized shares of common stock of which 5,038,500 are currently outstanding. Our Board of directors has authority, without action or vote of the shareholders, to issue all or part of the remaining 68,961,500 authorized but unissued common shares. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value. Such dilution may be substantial. Such issuances may also serve to enhance existing management’s ability to maintain control of the Company, because the shares may be issued to parties or entities committed to supporting existing management.

We are and will continue to be completely dependent on the services of our president Robert J. Sharp, the loss of whose services may cause our business operations to cease, and we will need to engage and retain qualified employees and consultants to further implement our strategy.

Our operations and business strategy are completely dependent upon the knowledge and business contacts of Robert J. Sharp, our President, who is 73 years old. He is under no contractual obligation to remain employed by us. If he should choose to leave us for any reason before we have hired additional personnel, our operations may fail. Even if we are able to find additional personnel, it is uncertain whether we could find someone who could develop our business along the lines described herein. We will fail without Mr. Sharp or an appropriate replacement(s). We may, in the future, acquire key-man life insurance on the life of Mr. Sharp naming us as the beneficiary when and if we obtain the resources to do so, but Mr. Sharp remains insurable. We have not yet procured such insurance, and there is no guarantee that we will be able to obtain such insurance in the future. Accordingly, it is important that we are able to attract, motivate and retain highly qualified and talented personnel and independent contractors. Furthermore, much of our marking efforts rely principally on the personality and achievements of our founder, Robert J. Sharp. If he were to incur any negative publicity, our operating results may be harmed.

Our articles of incorporation provide for indemnification of officers and directors at our expense and limit their liability, which may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers and/or directors.

Our articles of incorporation and applicable Nevada law provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents upon such person's promise to repay us if it is ultimately determined that any such person shall not have been entitled to indemnification. There is no assurance that we would be able to collect on such promises. Therefore, if it is ultimately determined that any such person shall not have been entitled to indemnification, this indemnification policy could result in substantial expenditures by us which we will be unable to recoup.

The ability of our principal officer to control our business may limit or eliminate minority shareholders’ ability to influence corporate affairs.

Robert J. Sharp, our principal officer and sole director owns approximately 99.2% of our outstanding common stock. Because of this beneficial stock ownership, he will be in a position to continue to elect our Board of directors, decide all matters requiring stockholder approval and determine our policies. His interests may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. The minority shareholders would have no way of overriding his decisions. This level of control may also have an adverse impact on the market value of our shares because he may institute or undertake transactions, policies or programs that result in losses, may not take any steps to increase our visibility in the financial community and    /    or may sell sufficient numbers of shares to significantly decrease our price per share.

The costs to meet our reporting and other requirements as a public company subject to the Securities Exchange Act of 1934, as amended, will be substantial and may result in us having insufficient funds to expand our business or even to meet routine business obligations.

If we become a public entity subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, we will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements. We estimate that these costs will range up to $25,000 per year for the next few years and will be higher if our business volume and activity increases, but lower during the first year of being public because our overall business volume will be lower. Until we become profitable, we will be required to sell additional equity or seek loans to pay such expenses.

Risks Related to Our Common Stock

Any additional funding we arrange through the sale of our common stock will result in dilution to existing security holders.

Our most likely source of working capital and additional funds for the foreseeable future will be the sale of additional shares of our common stock. Such issuances will cause security holders’ interests in our common stock to be diluted, which will negatively affect the value of your shares.

Because our sole officer and director owns 99.2% of our common stock, he controls corporate decisions that may be disadvantageous to minority security holders.

Our sole officer and director owns approximately 99.2% of the outstanding shares of our common stock. Accordingly, he will have significant influence if not complete discretion in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations or the sale of all or substantially all of our assets, change of control and other corporate transactions, designation of rights and preferences of our preferred stock, amendments to our articles of incorporation and/or bylaws, and as to the outcome of any other matters submitted to our security holders for a vote. The interests of our sole officer and director may differ from the interests of our other security holders and thus result in corporate decisions that are disadvantageous to other security holders.

Any trading market that may develop may be restricted by virtue of state securities “Blue Sky” laws, which prohibit trading absent compliance with individual state laws. These restrictions may make it difficult or impossible for our security holders to sell shares of our common stock in those states.

There is no public market for our common stock, and there can be no assurance that any public market will develop in the foreseeable future. Transfer of our common stock may also be restricted under the securities regulations and laws promulgated by various states and foreign jurisdictions, commonly referred to as “Blue Sky” laws. Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions. Because the securities registered hereunder have not been registered for resale under the Blue Sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future should be aware that there may be significant state Blue Sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. These restrictions prohibit or limit the secondary trading of our common stock.

We currently do not intend to, and may not be able to, qualify our securities for resale by our selling security holders in approximately 17 states that do not offer manual exemptions and require shares to be qualified before they can be resold by our security holders. Accordingly, investors should consider the secondary market for our securities to be a limited one. See also “Plan of Distribution-Blue Sky Restrictions on Resale ”

We may, in the future, issue additional common shares, which would reduce investors' percent of ownership and may dilute our share value.

Our Articles of Incorporation authorizes the issuance of 74,000,000 shares of common stock, of which 5,038,500 shares are issued and outstanding, and 1,000,000 shares of preferred stock, of which no shares are issued and outstanding. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

Because we do not have an audit or compensation committee, shareholders will have to rely on our President, who is not independent, to perform these functions.

We do not have an audit or compensation committee comprised of independent directors. Indeed, we do not have any audit or compensation committee. These functions are performed by our president. Thus, there is a potential conflict of interest in that our president has the authority to determine issues concerning management compensation and audit issues that may affect management decisions.

Our common shares are subject to the "Penny Stock" Rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9, which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•

that a broker or dealer approve a person's account for transactions in penny stocks; and

•

the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•

obtain financial information and investment experience objectives of the person; and

•

make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•

sets forth the basis on which the broker or dealer made the suitability determination; and

•

that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our shares of common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

If a market develops for our shares, sales of our shares relying upon Rule 144 may depress prices in that market by a material amount.

The majority of the outstanding shares of our common stock held by present stockholders are ”restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended. The SEC has recently adopted amendments to Rule 144, which became effective on February 15, 2008 and apply to securities acquired both before and after that date. Under these amendments, a person who has beneficially owned restricted shares of our common stock or warrants for at least six months would be entitled to sell their securities provided that (i ) such person is not deemed to have been one of our affiliates at the time of, or at any time during the three months preceding, a sale and (ii ) we have been current with the Exchange Act periodic reporting requirements for at least twelve months before the sale.

Persons who have beneficially owned restricted shares of our common stock or warrants for at least six months but who are our affiliates at the time of, or at any time during the three months preceding, a sale, would be subject to additional restrictions, by which such person would be entitled to sell within any three-month period only a number of securities that does not exceed 1% of the total number of shares of our common stock then outstanding, which would equal 50,385 shares of our common stock immediately after this offering, for a company trading on the pink sheets or Over-the-Counter Bulletin Board such as us.

The market for penny stocks has experienced numerous frauds and abuses, which could adversely impact investors in our stock.

We believe that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

•

Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•

Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•

“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

•

Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•

The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

We do not expect to pay dividends to holders of our common stock in the foreseeable future. As a result, holders of our common stock must rely on stock appreciation for any return on their investment.

There are no restrictions in our Articles of Incorporation or Bylaws that prevent us from declaring dividends. The Nevada General Corporation Law, however, does prohibit us from declaring dividends where, after giving effect to the distribution of the dividend, we would not be able to pay our debts as they become due in the usual course of business, or if our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution. We have not declared any dividends since our inception, and we do not plan to declare any dividends in the foreseeable future. Accordingly, holders of our common stock will have to rely on capital appreciation, if any, to earn a return on their investment in our common stock.

We may issue shares of preferred stock in the future that may adversely impact the right of holders of our common stock.

Our Articles of Incorporation authorizes us to issue up to 1,000,000 shares of preferred stock. Accordingly, our Board of directors will have the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue such shares, without further stockholder approval. As a result, our Board of directors could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock. To the extent that we do issue such additional shares of preferred stock, the rights of holders of common stock could be impaired thereby, including, without limitation, dilution of their ownership interests in us. In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult, which may not be in the interest of holders of common stock.

ITEM 2.  UNRESOLVED STAFF COMMENTS

None

ITEM 3.  LEGAL PROCEEDINGS

There are no pending, nor to our knowledge, threatened legal proceedings against us.

ITEM 4.  DESCRIPTION OF PROPERTY

We operate out of an office located at 12 Fox Run, Sherman, CT 06784-1741 and direct all activity from that location. We have been granted the use of the approximately 200 square feet of space by our President, and do not pay any rent at the current time and will not pay rent (or other operating expenses, which our President has agreed to fund) until sufficient consulting revenues are received. This space is granted on a month-to-month basis. No written documentation exists for this agreement and it is just an informal arrangement between Mr. Sharp and us.  We have not paid any rent to Mr. Sharp since the first two months of our existence, and there are no current plans to do so at any time in the future. We may lease commercial office facilities at such time in the future as our operations further develop to the point where the facilities are needed. We have no commitments or arrangements for any facilities, and there is no assurance regarding the future availability of commercial office facilities or the terms on which we may be able to lease facilities in the future. We do not intend to renovate, improve, or develop properties. We are not subject to competitive conditions for property and currently have no property to insure. We have no policy with respect to investments in interests in real estate and no policy with respect to investments in real estate mortgages. Further, we have no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.

PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is currently no public trading market for our shares of common stock. As of October 4, 2012 there were 42 holders of record of our common stock. There has not been any established trading market for our common stock, and there is currently no public market whatsoever for our securities. There can be no assurances as to whether, subsequent to registration with the SEC:

•

any market for our shares will develop;

•

the prices at which our common stock will trade; or

•

the extent to which investor interest in us will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for our common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. It may also be difficult for holders to dispose of their stock or receive accurate price quotations. Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of the Company and general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

Limitations on Directors’ Liability

As permitted by the provisions of the Nevada Revised Statutes, we have the power to indemnify any person made a party to an action, suit or proceeding by reason of the fact that they are or were a director, officer, employee or agent of our company, against expenses, judgments, fines and amounts paid in settlement actually and reasonably incurred by them in connection with any such action, suit or proceeding if they acted in good faith and in a manner which they reasonably believed to be in, or not opposed to, our best interest and, in any criminal action or proceeding, they had no reasonable cause to believe their conduct was unlawful. Termination of any action, suit or proceeding by judgment, order, settlement, conviction, or upon a plea of nolo contendere or its equivalent, does not, of itself, create a presumption that the person did not act in good faith and in a manner which they reasonably believed to be in or not opposed to our best interests, and, in any criminal action or proceeding, they had no reasonable cause to believe their conduct was unlawful.

We must indemnify a director, officer, employee or agent who is successful, on the merits or otherwise, in the defense of any action, suit or proceeding, or in defense of any claim, issue, or matter in the proceeding, to which they are a party because they are or were a director, officer employee or agent, against expenses actually and reasonably incurred by them in connection with the defense.

We may provide to pay the expenses of officers and directors incurred in defending a civil or criminal action, suit or proceeding as the expenses are incurred and in advance of the final disposition of the action, suit or proceeding, upon receipt of an undertaking by or on behalf of the director or officer to repay the amount if it is ultimately determined by a court of competent jurisdiction that they are not entitled to be indemnified by us.

The Nevada Revised Statutes also permit a corporation to purchase and maintain liability insurance or make other financial arrangements on behalf of any person who is or was:

•

a director, officer, employee or agent of the corporation; or

•

is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise.

Such coverage may be for any liability asserted against them and liability and expenses incurred by them in their capacity as a director, officer, employee or agent, or arising out of their status as such, whether or not the corporation has the authority to indemnify them against such liability and expenses.

Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended, may be permitted to officers, directors or persons controlling our company pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in such Act and is therefore unenforceable.

Anti-Takeover Provisions

We may be or in the future we may become subject to Nevada’s control share laws. A corporation is subject to Nevada’s control share law if it has more than 200 stockholders, at least 100 of whom are stockholders of record and residents of Nevada, and if the corporation does business in Nevada, including through an affiliated corporation. This control share law may have the effect of discouraging corporate takeovers. We currently have 42 stockholders.

The control share law focuses on the acquisition of a “controlling interest,” which means the ownership of outstanding voting shares that would be sufficient, but for the operation of the control share law, to enable the acquiring person to exercise the following proportions of the voting power of the corporation in the election of directors: (1) one-fifth or more but less than one-third; (2) one-third or more but less than a majority; or (3) a majority or more. The ability to exercise this voting power may be direct or indirect, as well as individual or in association with others.

The effect of the control share law is that an acquiring person, and those acting in association with that person, will obtain only such voting rights in the control shares as are conferred by a resolution of the stockholders of the corporation, approved at a special or annual meeting of stockholders. The control share law contemplates that voting rights will be considered only once by the other stockholders. Thus, there is no authority to take away voting rights from the control shares of an acquiring person once those rights have been approved. If the stockholders do not grant voting rights to the control shares acquired by an acquiring person, those shares do not become permanent non-voting shares. The acquiring person is free to sell the shares to others. If the buyer or buyers of those shares themselves do not acquire a controlling interest, the shares are not governed by the control share law.

If control shares are accorded full voting rights and the acquiring person has acquired control shares with a majority or more of the voting power, any stockholder of record, other than the acquiring person, who did not vote in favor of approval of voting rights, is entitled to demand fair value for such stockholder’s shares.

In addition to the control share law, Nevada has a business combination law, which prohibits certain business combinations between Nevada corporations and “interested stockholders” for three years after the interested stockholder first becomes an interested stockholder, unless the corporation’s Board of directors approves the combination in advance. For purposes of Nevada law, an interested stockholder is any person who is: (a) the beneficial owner, directly or indirectly, of 10% or more of the voting power of the outstanding voting shares of the corporation, or (b) an affiliate or associate of the corporation and at any time within the previous three years was the beneficial owner, directly or indirectly, of 10% or more of the voting power of the then-outstanding shares of the corporation. The definition of “business combination” contained in the statute is sufficiently broad to cover virtually any kind of transaction that would allow a potential acquirer to use the corporation’s assets to finance the acquisition or otherwise to benefit its own interests rather than the interests of the corporation and its other stockholders.

The effect of Nevada’s business combination law is to potentially discourage parties interested in taking control of our Company from doing so if it cannot obtain the approval of our Board of directors.

Equity Compensation Plan Information

We have not established an equity compensation plan, but anticipate establishing one in the future.

Warrants and Options

As of the date of this Prospectus, there are no outstanding options or warrants to purchase, or other instruments convertible into, our common stock.

Holders

As of October 4, 2012, we have 5,038,500 shares of common stock issued and outstanding, which are held by 42 security holders of record.

Transfer Agent

We have not retained a transfer agent for our common stock. We expect to retain a transfer agent prior to commencing trading of our shares on the OTC Bulletin Board or other exchange or trading market.

Employment Agreements

We do not have an employment agreement in place with Mr. Sharp, our sole officer, and do not anticipate entering into any employment agreements in the foreseeable future. See “Risk Factors”.

Board Committees

As of the date of this, we have not established any committees of the Board of Directors.

Directors

The minimum number of directors we are authorized to have is one and the maximum is six. We currently have one director. Although we anticipate appointing additional directors in the future, as of the date of this prospectus, we have not identified such individuals. Our directors do not receive any compensation for their position on our Board of directors.

Code of Ethics

We intend to adopt a code of ethics that applies to our officers, directors and employees, including, without limitation, our Chief Executive Officer and Principal Accounting Officer, but have not done so to date due to our relatively small size.

Board Independence

Our sole director is not deemed an independent director. We intend to appoint independent persons to committees of the Board of directors as are expected to be required to meet the corporate governance requirements imposed by a national securities exchange when we elect to seek listing on a national security exchange.

ITEM  6.  Selected Financial Data

The following financial data should be read in conjunction with the financial statements and the notes thereto included elsewhere in this Prospectus and in the information set forth in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

		For the fiscal year ended June 30, 2012 (Audited)	For the fiscal year ended June 30, 2011 (Audited)
Net Revenues		$0	$3,000
Total Operating Expenses		$7,458	$10,395
Net Loss	$	(7,458)	$(7,395)

		As of June 30, 2012	As of June 30, 2011
Total Assets		$3,000	$3,043
Total Liabilities		$34,235	$26,820
Working Capital Deficiency	$	(31,235)	$(23,777)
Total Stockholder’s Deficit		$(31,235)	$(23,777)

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of our operations should be read in conjunction with our financial statements and the notes thereto which appear elsewhere in this report. The results shown herein are not necessarily indicative of the results to be expected for any future periods.

This discussion contains forward-looking statements, based on current expectations. All statements regarding future events, our future financial performance and operating results, our business strategy and our financing plans are forward-looking statements and involve risks and uncertainties. In many cases, you can identify forward-looking statements by terminology, such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms and other comparable terminology. These statements are only predictions. Known and unknown risks, uncertainties and other factors could cause our actual results and the timing of events to differ materially from those projected in any forward-looking statements. In evaluating these statements, you should specifically consider various factors, including, but not limited to, those set forth in the Registration Statement and in this report.

General

We are a start up business engaged in the development and marketing of services related to the retail automotive market.

We have not yet earned substantial revenues from our business operations. Accordingly, we may be required to raise cash from sources other than our operations in order to continue our business plan. We may raise this additional capital either through debt or equity. No assurance can be given that such efforts will be successful. We have no specific plans at present for raising additional capital.

Since our inception, we have been engaged in marketing our services to automotive dealers in the latter half of 2008.  Given the economic environment, the Company has curtailed its services until such time that the automotive retail situation improves. Business planning activities, including the a) launch of our preliminary marketing campaigns for the GT-33; b) development of  our economic models and financial forecasts and c) identifying future sources of capital.

We have launched our initial operations but can give no assurances as to the date which we will be fully operational. Additionally, we can give no assurances to when our customer base will be at the point of critical mass.

Results of Operations for the Year Ended June 30, 2012 As Compared to June 30, 2011

We are still in our development stage and have generated limited revenues to date.  Revenues were $- during the year ended June 30, 2012, $ 3,000 less than for the year ended June 31, 2011.   The decrease was due to the cancellation of consulting contracts by three automotive promotional companies in California.   Due to continued slow demand for high end automotives, the Company has not been able to replace these contracts.

Professional fees decreased $2,187 for the year ended June 30, 2012 versus June 30, 2011.   The decrease was principally due to the reduced audit expenses of $4,650.  This was partially by increased SEC filings of $735and State of Nevada incorporation fees of $1,230.

Other expenses decreased $750 for the year ended June 30, 2012 versus June 30, 2011 due to the payment of  back income taxes to the State of Connecticut in the year ended June 30, 2011

Liquidity and Capital Resources

Our cash balance at June 30, 2012 was $3,000, a decrease of $43 from $3,043 at June 30, 2011.  The decrease was due to the portion of operating expenses not paid for by Mr. Sharp.

We have limited capital resources, as, among other things, we are a development stage company with a limited operating history. We have generated limited revenues to date and may not be able to generate sufficient revenues to become profitable in the future.

The report of our independent registered public accounting firm on our financial statements for the fiscal year ended June 30, 2012 contains an explanatory paragraph regarding our ability to continue as a going concern based on our history of net losses since our inception.

While we have sufficient funds on hand to commence business operations, our cash reserves may not be sufficient to meet our obligations for the next 12-month period. As a result, we may need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to meet our obligations over the next 12 months. We do not have any arrangements in place for any future equity financing.

We do not currently own any significant plant or equipment that we will seek to sell in the near future.

We do not anticipate the need to hire employees over the next 12 months with the possible exception of secretarial support should our business grow and necessitate such expenditure. We believe the services provided by our sole officer and director are sufficient at this time. We believe that our operations are currently on a small scale and are manageable by one individual.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS

Directors and Executive Officers

Set forth below is certain information relating to our directors and executive officers, including their names, ages, and business experience.

Name and Address	Age	Position
Robert J. Sharp Performance, Inc. 12 Fox Run Sherman, CT 06784-1741	73	President & Director

Robert “Bob” Sharp has been our President since June 5, 2008. For the five years period prior to this offering, Mr. Sharp has been a consultant within the automotive racing and automotive industries. From March 2009 to February 2010, Mr. Sharp was Chairman of the Board of InControl, a driver safety awareness program headquartered in Boston geared towards teenagers. Mr. Sharp is also associated with the Connecticut Nissan Z Car Club. Activities of the Club include the viewing of vintage race films of Mr. Sharp and Paul Newman as well as an annual Nissan Z car show and a Lime Rock (a Connecticut based speedway) Day.

Mr. Sharp has 50 plus years of experience in the automotive industry ranging from new and used car sales, to the operation of championship racing teams. Mr. Sharp sold his first car 50 years ago, and since has founded, operated, and owned numerous successful car dealerships representing manufacturers such as Nissan, Maserati, and Ferrari. Most recently, Mr. Sharp was a Nissan dealer until 1989 and retained a consulting role with such dealership until 2006. He does not currently own any automobile dealership. In addition to the operation of dealerships, Mr. Sharp has had a successful career in auto-racing. Mr. Sharp has operated his businesses through various economic climates. From September 1, 2007 to September 1, 2008, Mr. Sharp was a consultant to Nissan of Darien at a fee of $2,000.00 per month.

In 1965, Mr. Sharp started “Bob Sharp Racing” in Ridgefield, Connecticut to house the Nissan Factory Race Team. Concurrently he began Bob Sharp Motors to sell used cars. In 1970 Mr. Sharp founded “Bob Sharp Motors-Nissan” on Rt. 7 in Wilton, Connecticut. Over the next ten years, sales grew from approximately 200 to 2000 cars per year. The use of racing promotions, as well as a Nissan Owners Club and various promotional sales activities, greatly enhanced sales. Bob Sharp Motors is no longer in business. From 1965 to 1975, Mr. Sharp was Sports Car Club of America (SCCA) National Champion six times and an International Motor Sports Association (IMSA) GTU Champion, once.

Bob Sharp Racing became Newman-Sharp Racing, which included as drivers: Paul Newman, Tom Cruise, Walter Payton and Sam Posey, as well as Bob’s son, Scott Sharp, who races in the Indy Car Series and the American Le Mans Racing Series.

Bob Sharp Racing and Newman-Sharp Racing have had the privilege of sponsorship, which includes Nissan, Oldsmobile, Chevrolet as well as Canon Camera, Budweiser, Pioneer Car Stereo, Kendall Oil, Diet Coke, Goodyear Tire and Pepsi (with co-sponsorship from K-Mart and Mobil Oil). Newman-Sharp Racing fielded Pepsi Oldsmobile (K-Mart-Mobil) race cars in 1989 and 1990 for Paul Newman, Tom Cruise, Walter Payton and Scott Sharp. Newman-Sharp Racing is no longer in business.

Auditors

Our principal independent accountant is Li & Company, PC.

Potential Conflicts of Interest

We are not aware of any current or potential conflicts of interest with any of our executives or directors.

Code of Ethics

We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers. We do not have a “financial expert” on the Board or an audit committee or nominating committee. We intend to adopt a code of ethics that applies to our officers, directors and employees, including of Chief Executive Officer and Principal Accounting Officer, but have not done so to date due to our relatively small size.

Board Independence

Our sole director is not deemed an independent director. We intend to appoint such persons to committees of the Board of directors as are expected to be required to meet the corporate governance requirements imposed by a national securities exchange when we elect to seek listing on a national security exchange.

Committees of the Board of Directors

Concurrent with having sufficient members and resources, our Board of directors will establish an audit committee and a compensation committee. We believe that we will need a minimum of five directors to have effective committee system. The audit committee will review the results and scope of the audit and other services provided by the independent auditors and review and evaluate the system of internal controls. The compensation committee will manage the stock option plan, if any, and review and recommend compensation arrangements for the officers. No final determination has yet been made as to the memberships of these committees or when we will have sufficient members to establish committees.

All directors will be reimbursed by us for any expenses incurred in attending directors' meetings, provided that we have the resources to pay these fees. We will consider applying for officers and directors liability insurance at such time when we has the resources to do so.

ITEM 10.  EXECUTIVE COMPENSATION

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Robert J.	2009	1,300	–	–	–	–	–	–	–
Sharp,	2010	–	–	–	–	–	–	–	–
President	2011	–	–	–	–	–	–	–	–
	2012	–	–	–	–	–	–	–	–

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of our capital stock as of the date hereof by (i) each person whom we know to beneficially own more than five percent of any class of our common stock, and (ii) our sole director and sole executive officer. The individual listed below has sole voting and investment power with respect to the shares beneficially owned.

As of October 4, 2012, we had 5,038,500 shares of common stock outstanding which are held by 42 security holders. The chart below sets forth the ownership of our common stock, or claimed ownership, of certain individuals.

Title of Class	Name and Address of Beneficial Owner	Amount of Shares Beneficially Owned	Percent of Class*
Common Stock	Robert J. Sharp (1) 12 Fox Run Sherman, CT 06784-1741	5,000,000	99.2%
Common Stock	Officers and Directors as a Group (1 person)	5,000,000	99.2%

* shares of common stock issued and outstanding as of October 4, 2012.

(1) Mr. Sharp serves as our President, Principal Executive Officer, Principal Financial Officer and Chairman.

ITEM 12.  TRANSACTIONS WITH RELATED PERSONS, PROMOTERS AND CERTAIN CONTROL PERSONS

We acquired our operating business on June 5, 2008 and right to the GT-33 package in a transaction in which we exchanged 5,000,000 shares of common stock for an assignment of 100% of the ownership interests in Sharp Performance Associates, LLC, a Connecticut company formed on June 5, 2008, and the rights to the GT-33 customization package. Sharp Performance Associates, LLC was initially owned by Robert J. Sharp and the 5,000,000 shares were distributed to him in the exchange of 100% membership interests in Sharp Performance Associates, LLC. We are unable to place a value on the assets acquired and Mr. Sharp values them at $10.00.

We have not undertaken any other transactions with related persons, promoters and control persons.

During July 2008 and October 2008, we rented office space from Mr. Sharp at a rental rate of $650 per month, and paid Mr. Sharp a consulting fee of $650 per month during the same period. We currently utilize office space from Mr. Sharp, and going forward expect this space to be provided by Mr. Sharp at no-charge to the Company.

From the inception of the Company until the current time, Mr. Sharp has advanced $22,980 to the Company.  These advances from Mr. Sharp are unsecured, non-interest bearing and due on demand. There are no “off balance sheet arrangements,” as defined in Item 303 of Regulation S-K under the Securities Act, to which the Company or any Subsidiary of the Company is a party. These advances from Mr. Sharp are not evidenced in writing. Pursuant to the instructions of Item 404 of Regulation S-K, since the beginning of the registrant's last fiscal year, there are no or any currently proposed transaction, in which the registrant was or is to be a participant and the amount involved exceeds $120,000. No member of Management or the Board of Directors has had any relationship with us requiring additional disclosure under said Item.

ADDITIONAL INFORMATION

We filed with the Securities and Exchange Commission (the “Commission”) a Registration Statement under the Securities Act of 1933, as amended, with respect to the offer and sale of shares of common stock pursuant to this Prospectus. The Registration Statement was declared effective by the Commission on September 6, 2012.

The Registration Statement and the exhibits and schedules thereto filed with the Commission may be inspected, without charge, and copies may be obtained at prescribed rates, at the public reference facility maintained by the Commission at its principal office at the Commission’s Public Reference Room, 100 F. Street, N.E., Washington, D.C. 20549. The Commission also maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission.

Sharp Performance, Inc.

(A Development Stage Company)

June 30, 2012 and 2011

Index to the consolidated financial statements

Contents	Page(s)

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at June 30, 2012 and 2011	F-3

Consolidated Statements of Operations for the Fiscal Year Ended June 30, 2012 and 2011, and for the Period from June 5, 2008 (inception) through June 30, 2012	F-4

Consolidated Statement of Stockholders’ Equity (Deficit) for the Period from June 5, 2008 (inception) through June 30, 2012	F-5

Consolidated Statements of Cash Flows for the Fiscal Year Ended June 30, 2012 and 2011, and for the Period from June 5, 2008 (inception) through June 30, 2012	F-6

Notes to the Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Sharp Performance, Inc.

(A Development Stage Company)

Sherman, Connecticut

We have audited the accompanying consolidated balance sheets of Sharp Performance, Inc., a development stage company, (the “Company”) as of June 30, 2012 and 2011 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the fiscal years then ended, and for the period from June 5, 2008 (inception) through June 30, 2012.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2012 and 2011 and the results of its operations and its cash flows for the fiscal years then ended, and for the period from June 5, 2008 (inception) through June 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company had a deficit accumulated during the development stage at June 30, 2012, and had a net loss and net cash used in operating activities for the fiscal year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li & Company, PC

Li & Company, PC

Skillman, New Jersey

October 4, 2012

Sharp Performance, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	June 30, 2012	June 30, 2011

ASSETS
CURRENT ASSETS:
Cash	$3,000	$3,043

Total Current Assets	3,000	3,043

Total Assets	$3,000	$3,043

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accrued expenses	$10,365	$8,250
Advances from related party	23,870	18,570

Total Current Liabilities	34,235	26,820

STOCKHOLDERS' DEFICIT:
Preferred stock at $0.0001 par value: 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock at $0.0001 par value: 74,000,000 shares authorized; 5,038,500 shares issued and outstanding	504	504
Additional paid-in capital	3,346	3,346
Deficit accumulated during the development stage	(35,085)	(27,627)

Total Stockholders' Deficit	(31,235)	(23,777)

Total Liabilities and Stockholders' Deficit	$3,000	$3,043

See accompanying notes to the consolidated financial statements.

Sharp Performance, Inc.
(A Development Stage Company)
Consolidated Statements of Operations

			For the Period from
	For the Fiscal Year	For the Fiscal Year	June 5, 2008
	Ended	Ended	(inception) through
	June 30, 2012	June 30, 2011	June 30, 2012

NET REVENUES	$-	$3,000	$7,300

OPERATING EXPENSES:
Professional fees	7,068	9,255	35,073
General and administrative expenses	390	1,140	7,312

Total operating expenses	7,458	10,395	42,385

LOSS BEFORE INCOME TAX PROVISION	(7,458)	(7,395)	(35,085)

INCOME TAX PROVISION	-	-	-

NET LOSS	$(7,458)	$(7,395)	$(35,085)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	5,038,500	5,038,500

See accompanying notes to the consolidated financial statements.

Sharp Performance, Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
For the Period form June 5, 2008 (Inception) through June 30, 2012

				Deficit
				Accumulated	Total
	Common Stock,		Additional	during the	Stockholders'
	$0.0001 Par Value		paid-in	Development	Equity
	Number of Shares	Amount	Capital	Stage	(Deficit)

Balance, June 5, 2008 (Inception)	-	$-	$-	$-	$-

Shares issued to LLC member for LLC membership interest upon formation the Company	5,000,000	500	(500)	-	-

Net loss	-	-	-	(670)	(670)

Balance, June 30, 2008	5,000,000	500	(500)	(670)	(670)

Insurance of common stock for cash at $0.10	38,500	4	3,846	-	3,850

Net loss	-	-	-	(9,545)	(9,545)

Balance, June 30, 2009	5,038,500	504	3,346	(10,215)	(6,365)

Net loss	-	-	-	(10,017)	(10,017)

Balance, June 30, 2010	5,038,500	504	3,346	(20,232)	(16,382)

Net loss	-	-	-	(7,395)	(7,395)

Balance, June 30, 2011	5,038,500	504	3,346	(27,627)	(23,777)

Net loss	-	-	-	(7,458)	(7,458)

Balance, June 30, 2011	5,038,500	$504	$3,346	$(35,085)	$(31,235)

See accompanying notes to the consolidated financial statements.

Sharp Performance, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

			For the Period from
	For the Fiscal Year	For the Fiscal Year	June 5, 2008
	Ended	Ended	(inception) through
	June 30, 2012	June 30, 2011	June 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,458)	$(7,395)	$(35,085)

Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Accrued expenses	2,115	750	10,365

NET CASH USED IN OPERATING ACTIVITIES	(5,343)	(6,645)	(24,720)

CASH FLOWS FROM FINANCING ACTIVITIES:
Amounts received from related party	5,300	7,900	23,870
Proceeds from sale of common stock	-	-	3,850

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,300	7,900	27,720

NET CHANGE IN CASH	(43)	1,255	3,000

Cash at beginning of period	3,043	1,788	-

Cash at end of period	$3,000	$3,043	$3,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

See accompanying notes to the consolidated financial statements.

Sharp Performance, Inc.

(A Development Stage Company)

June 30, 2012 and 2011

Notes to the Consolidated Financial Statements

Note 1 - Organization and Operations

Sharp Performance Associates LLC

Sharp Performance Associates LLC (“LLC” or “Predecessor”) was organized as a Limited Liability Company on June 5, 2008 under the laws of the State of Nevada.

The LLC provides consulting services to the sales and marketing sectors of the automotive industry. These services include but are not limited to the training of staff, development and implementation of general and marketing strategies, dealership presentation as well as customer satisfaction improvement. The LLC services dealerships throughout the New England area. By providing these services, the LLC intends to differentiate dealer inventory and service enhancing their sales volume and profitability.

The heart of the LLC’s business model is the introduction of the limited production GT-33 based on the Nissan 350Z. The base model is upgraded for a front spoiler, rear wing and racing graphics. These specialty models attract attention and positively affect dealership profits and increase public exposure. While the current product offerings revolve around the GT-33, the customization processes and methodologies can be applied to any care to elevate a dealership to the next tier.

Sharp Performance, Inc.

Sharp Performance, Inc. (the “Company”) was incorporated on June 5, 2008 under the laws of the State of Nevada for the sole purpose of acquiring all of the outstanding membership units of Sharp Performance Associates LLC. Upon formation, the Company issued an aggregate of 5,000,000 shares of the newly formed corporation’s common stock to the member of the LLC for all of the outstanding membership units of Sharp Performance Associate LLC. No value was given to the stock issued by the newly formed corporation. Therefore, the shares were recorded to reflect the $0.0001 par value and paid in capital was recorded as a negative amount of ($500). The acquisition process utilizes the capital structure of the Company and the assets and liabilities of Sharp Performance LLC, which are recorded at historical cost.

The Company applied paragraph 505-10-S99-3 of the FASB Accounting Standards Codification (formerly Topic 4B of the Staff Accounting Bulletins (“SAB”) (“SAB Topic 4B”) issued by the U.S. Securities and Exchange Commission (the “SEC”), by reclassifying the LLC member’s capital account inclusive of capital contributions and LLC’s undistributed earnings and losses as of June 5, 2008 to additional paid-in capital. There was no reclassification of LLC member’s capital account as the LLC was newly formed with no capital contribution.

The accompanying consolidated financial statements have been prepared as if the Company had its corporate capital structure as of the first date of the first period presented.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of Consolidation

The consolidated financial statements of the Company include all accounts of the Company and its wholly owned subsidiary, LLC. All intercompany balances and transactions have been eliminated.

Development Stage Company

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification. Although the Company has recognized nominal amount of revenue since inception, the Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company's development stage activities.

Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

The Company’s significant estimates and assumptions include the fair value of financial instruments; income tax rate, income tax provision, deferred tax assets and the valuation allowance of deferred tax assets, and the assumption that the Company will continue as a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, and if deemed appropriate, those estimates are adjusted accordingly.

Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company follows paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments and paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses approximate their fair values because of the short maturity of these instruments.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

It is not, however, practical to determine the fair value of advances from stockholders, if any, due to their related party nature.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the Related parties include a. affiliates of the Company; b. Entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. Other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involved; b. description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the consolidated financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. mounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitment and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements.  If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.  Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Revenue Recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company will recognize revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Income Tax Provision

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”) with regards to uncertainty income taxes.  Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying consolidated balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its consolidated balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the fiscal year ended June 30, 2012 or 2011.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through stock options and warrants.

There were no potentially outstanding dilutive common shares for the fiscal year ended June 30, 2012 or 2011.

Cash Flows Reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.  The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

Subsequent Events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the consolidated financial statements were issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its consolidated financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently Issued Accounting Pronouncements

FASB Accounting Standards Update No. 2011-05

In June 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 “Comprehensive Income” (“ASU 2011-05”), which was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now gives entities the option to present all non-owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

The amendments in this Update should be applied retrospectively and are effective for public entity for fiscal years, and interim periods within those years, beginning after December 15, 2011.

FASB Accounting Standards Update No. 2011-08

In September 2011, the FASB issued the FASB Accounting Standards Update No. 2011-08 “Intangibles—Goodwill and Other: Testing Goodwill for Impairment” (“ASU 2011-08”). This Update is to simplify how public and nonpublic entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.

The guidance is effective for interim and annual periods beginning on or after December 15, 2011. Early adoption is permitted.

FASB Accounting Standards Update No. 2011-10

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-10 “Property, Plant and Equipment: Derecognition of in Substance Real Estate-a Scope Clarification” (“ASU 2011-09”). This Update is to resolve the diversity in practice as to how financial statements have been reflecting circumstances when parent company reporting entities cease to have controlling financial interests in subsidiaries that are in substance real estate, where the situation arises as a result of default on nonrecourse debt of the subsidiaries.

The amended guidance is effective for annual reporting periods ending after June 15, 2012 for public entities. Early adoption is permitted.

FASB Accounting Standards Update No. 2011-11

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.

The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.

FASB Accounting Standards Update No. 2011-12

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-12 “Comprehensive Income:  Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). This Update is a deferral of the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income in ASU 2011-05. FASB is to going to reassess the costs and benefits of those provisions in ASU 2011-05 related to reclassifications out of accumulated other comprehensive income. Due to the time required to properly make such a reassessment and to evaluate alternative presentation formats, the FASB decided that it is necessary to reinstate the requirements for the presentation of reclassifications out of accumulated other comprehensive income that were in place before the issuance of Update 2011-05.

All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Other Recently Issued, but not Yet Effective Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Note 3 – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated during the development stage at June 30, 2012, a net loss and net cash used in operating activities for the fiscal year then ended, respectively. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.  The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations.

The financial statements do not include any adjustments related to the recoverability and classification of reported asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Related Party Transactions

Advances from Related Party

From time to time, a related party of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

Advances from related party at June 30, 2011 and 2010 consisted of the following:

	June 30, 2012	June 30, 2011

Advances from related party	$23,870	$18,570

	$23,870	$18,570

For the fiscal year ended June 30, 2012 and 2011, a stockholder of the Company advanced $5,300 and $7,900 to the Company for working capital purpose, respectively.

Free Office Space

The Company has been provided office space by an officer of the Company at no cost.  The management determined that such cost is nominal and did not recognize the rent expense in its consolidated financial statements.

Note 5 – Stockholders’ Equity (Deficit)

Shares Authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is Seventy Five Million (75,000,000) shares of which One Million (1,000,000) shares shall be Preferred Stock, par value $0.0001 per share, and Seventy Four Million (74,000,000) shares shall be Common Stock, par value $0.0001 per share.

Common Stock

On June 5, 2008, upon formation, the Company issued an aggregate of 5,000,000 shares of the newly formed corporation’s common stock to the member of the LLC for all of the outstanding membership units of Sharp Performance Associate LLC. No value was given to the stock issued by the newly formed corporation. Therefore, the shares were recorded to reflect the $0.0001 par value and paid in capital was recorded as a negative amount of ($500).

During the fiscal year ended June 30, 2009, the Company sold 38,500 shares of its common stock at $0.10 per share to 41 individuals for a total of $3,850.

Note 6 – Income Tax Provision

Deferred Tax Assets and Valuation Allowance

At June 30, 2012, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $35,085 that may be offset against future taxable income through 2032.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $11,929 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $2,536 and $2,514 for the fiscal year ended June 30, 2012 and 2011, respectively.

Components of deferred tax assets and valuation allowance are as follows:

	June 30, 2012	June 30, 2011
Net deferred tax assets – non-current:

Expected income tax benefit from NOL carry-forwards	11,929	9,393

Less valuation allowance	(11,929)	(9,393)

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Consolidated Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Fiscal Year Ended June 30, 2012	For the Fiscal Year Ended June 30, 2011

Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)	(34.0)

Effective income tax rate	0.0%	0.0%

Note 7 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the consolidated financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were no reportable subsequent events to be disclosed.

PART III

ITEM 15.  SIGNATURES

In accordance with Section 13 or Section 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

SHARP PERFORMANCE, INC.

By:	/s/ Robert J. Sharp
Robert J. Sharp
Chairman of the Board,
Chief Executive Officer, Principal Financial Officer and
Principal Accounting Officer

Date:  October 4, 2012

ITEM 16.  EXHIBIT INDEX

EXHIBIT INDEX

Exhibits and Financial Statement Schedules

Exhibit
Number	Description
3.1	Articles of Incorporation*
3.2	Bylaws*
4.1	Specimen Common Stock Certificate*
10.1	Form of Subscription Agreement**
10.1A	Subscription Agreement, including Investor Questionnaire **
10.2	LLC Contribution Agreement*
21.1	Subsidiaries of Registrant**
23.1	Consent of Counsel-Included as Exhibit 5.1 above***
23.1A	Consent of Li & Company, PC

* Filed with Registration Statement on Form S-1 filed on September 23, 2009

** Filed with Registration Statement on Form S-1/A filed on March 12, 2010