Form 10-Q
period 2012-09-30
SHARP PERFORMANCE INC
filed 2013-02-19
CIK 1472847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of  “ large accelerated filer, ” “ accelerated filer ”  and  “ smaller reporting company ”  in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of February 19, 2013: not applicable

As of February 19, 2013 the registrant had 5,038,500 outstanding shares of Common Stock.

As used in this Form 10-Q, references to “the Company,” “we,” “our,” “ours” and “us” refers to Sharp Performance, Inc., unless otherwise indicated. In addition, references to “financial statements” are to our financial statements except as the context otherwise requires.

PART I.

ITEM 1.

FINANCIAL STATEMENTS

Sharp Performance, Inc.

(A Development Stage Company)

September 30, 2012 and 2011

Index to the consolidated financial statements

Sharp Performance, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	September 30, 2012	June 30, 2012
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$2,970	$3,000

Total Current Assets	2,970	3,000

Total Assets	$2,970	$3,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accrued expenses	$7,735	$10,365
Advances from related party	26,730	23,870

Total Current Liabilities	34,465	34,235

STOCKHOLDERS' DEFICIT:
Preferred stock at $0.0001 par value: 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock at $0.0001 par value: 74,000,000 shares authorized; 5,038,500 shares issued and outstanding	504	504
Additional paid-in capital	3,346	3,346
Deficit accumulated during the development stage	(35,345)	(35,085)

Total Stockholders' Deficit	(31,495)	(31,235)

Total Liabilities and Stockholders' Deficit	$2,970	$3,000

See accompanying notes to the consolidated financial statements.

Sharp Performance, Inc.
(A Development Stage Company)
Consolidated Statements of Operations

			For the Period from
	For the Three	For the Three	June 5, 2008
	Months Ended	Months Ended	(inception) through
	September 30, 2012	September 30, 2011	September 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues Earned during the Development stage	$-	$-	$7,300

Operating Expenses
Professional fees	230	-	35,303
General and administrative expenses	30	(378)	7,342

Total operating expenses	260	(378)	42,645

Loss before Income Tax Provision	(260)	378	(35,345)

Income Tax Provision	-	-	-

Net Loss	$(260)	$378	$(35,345)

Net Loss Per Common Share - basic and diluted
	$(0.00)	$0.00

Weighted average common shares outstanding - basic and diluted	5,038,500	5,038,500

See accompanying notes to the consolidated financial statements.

Sharp Performance, Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
For the Period form June 5, 2008 (Inception) through September 30, 2012
(Unaudited)

				Deficit
	Common Stock, $0.0001 Par Value		Additional	Accumulated during the	Total Stockholders'
	Number of Shares	Amount	paid-in Capital	Development Stage	Equity (Deficit)

Balance, June 5, 2008 (Inception)	-	$-	$-	$-	$-

Shares issued to LLC member for LLC membership interest upon formation the Company
	5,000,000	500	(500)	-	-

Net loss	-	-	-	(670)	(670)

Balance, June 30, 2008	5,000,000	500	(500)	(670)	(670)

Insurance of common stock for cash at $0.10	38,500	4	3,846	-	3,850

Net loss	-	-	-	(9,545)	(9,545)

Balance, June 30, 2009	5,038,500	504	3,346	(10,215)	(6,365)

Net loss	-	-	-	(10,017)	(10,017)

Balance, June 30, 2010	5,038,500	504	3,346	(20,232)	(16,382)

Net loss	-	-	-	(7,395)	(7,395)

Balance, June 30, 2011	5,038,500	504	3,346	(27,627)	(23,777)

Net loss	-	-	-	(7,458)	(7,458)

Balance, June 30, 2012	5,038,500	504	3,346	(35,085)	(31,235)

Net loss	-	-	-	(260)	(260)

Balance, September 30, 2012	5,038,500	$504	$3,346	$(35,345)	$(31,495)

See accompanying notes to the consolidated financial statements.

Sharp Performance, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

			For the Period from
	For the Three	For the Three	June 5, 2008
	Months Ended	Months Ended	(inception) through
	September 30, 2012	September 30, 2011	September 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(260)	$378	$(35,345)

Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Accrued expenses	(2,630)	(750)	7,735

NET CASH USED IN OPERATING ACTIVITIES	(2,890)	(372)	(27,610)

CASH FLOWS FROM FINANCING ACTIVITIES:
Amounts received from related party	2,860	800	26,730
Proceeds from sale of common stock	-	-	3,850

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,860	800	30,580

NET CHANGE IN CASH	(30)	428	2,970

Cash at beginning of period	3,000	3,043	-

Cash at end of period	$2,970	$3,471	$2,970

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

See accompanying notes to the consolidated financial statements.

Sharp Performance, Inc.

(A Development Stage Company)

September 30, 2012 and 2011

Notes to the Consolidated Financial Statements

(Unaudited)

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation – Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended June 30, 2012 and notes thereto contained in the Company’s Annual Report on Form 10-K as filed with the SEC on October 4, 2012.

Principles of Consolidation

The Company applies the guidance of Topic 810 “Consolidation” of the FASB Accounting Standards Codification ("ASC") to determine whether and how to consolidate another entity.  Pursuant to ASC Paragraph 810-10-15-10 all majority-owned subsidiaries—all entities in which a parent has a controlling financial interest—shall be consolidated except (1) when control does not rest with the parent, the majority owner; (2) if the parent is a broker-dealer within the scope of Topic 940 and control is likely to be temporary; (3) consolidation by an investment company within the scope of Topic 946 of a non-investment-company investee.  Pursuant to ASC Paragraph 810-10-15-8 the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation.  The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree. The Company consolidates all less-than-majority-owned subsidiaries, in which the parent’s power to control exists.

The Company's consolidated subsidiaries and/or entities are as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable)	Attributable interest

Sharp Performance Associates LLC (“LLC”)	The State of Nevada	June 5, 2008	100%

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

The consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the consolidated financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d.  mounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended September 30, 2012 or 2011.

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

There were no potentially outstanding dilutive common shares for the interim period ended September 30, 2012 or 2011.

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

FASB Accounting Standards Update No. 2012-02

In July 2012, the FASB issued the FASB Accounting Standards Update No. 2012-02 “Intangibles—Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”).

This Update is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. This guidance builds upon the guidance in ASU 2011-08, entitled Testing Goodwill for Impairment. ASU 2011-08 was issued on September 15, 2011, and feedback from stakeholders during the exposure period related to the goodwill impairment testing guidance was that the guidance also would be helpful in impairment testing for intangible assets other than goodwill.

The revised standard allows an entity the option to first assess qualitatively whether it is more likely than not (that is, a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired, thus necessitating that it perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired.

This Update is effective for annual and interim impairment tests performed in fiscal years beginning after September 15, 2012.  Earlier implementation is permitted.

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

As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated during the development stage at September 30, 2012, a net loss and net cash used in operating activities for the interim period then ended, respectively. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The consolidated financial statements do not include any adjustments related to the recoverability and classification of reported asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Related Party Transactions

Advances from Related Party

From time to time, a related party of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

Advances from related party at September 30, 2012 and June 30, 2012 consisted of the following:

	September 30, 2012	June 30, 2012

Advances from related party	$26,730	$23,870

	$26,730	$23,870

For the interim period ended September 30, 2012, a stockholder of the Company advanced $2,860 to the Company for working capital purposes.

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

Note 6 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the consolidated financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were no reportable subsequent events to be disclosed.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Results of Operations for the Three Months Ended September 30, 2012 As Compared to September 30, 2011

We are still in our development stage and have generated limited revenues to date.  Revenues were $- for both three month periods ended September 31, 2012 and 2011.    The Company is currently examining its business model and will implement changes as necessary.

Professional fees increased $230 in 2012 versus 2011, primarily due to an accrual for EDGAR filing fees.

General and administrative expenses increased $408 primarily due to the refund of State of Connecticut taxes received in the period ended September 30, 2011

Liquidity and Capital Resources

Our cash balance at Septembermber 31, 2012  was $2,970, a decrease of $30 from $3,000 at June 30, 2012.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(c) and 15d - 15(e)). Based upon that evaluation, our principal executive officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure.

Inherent Limitations of Internal Controls

Our Principal Executive Officer does not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, other than those stated above, during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

ITEM 1.

LEGAL PROCEEDINGS

There are no pending, nor to our knowledge, threatened legal proceedings against us.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no issuances of unregistered securities during the period.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

There were no defaults upon securities

ITEM  4.

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act-1 and 2
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 19, 2013	SHARP PERFORMANCE, INC.

/s/ Robert J. Sharp
Robert J. Sharp
Chairman of the Board,
Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer