Form 10-Q
period 2012-12-31
SHARP PERFORMANCE INC
filed 2013-02-19
CIK 1472847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the six month period ended December 31, 2012

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K        .

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

PART I.

ITEM 1.

FINANCIAL STATEMENTS

Sharp Performance, Inc.

(A Development Stage Company)

December 31, 2012 and 2011

Index to the consolidated financial statements

Contents	Page(s)

Consolidated Balance Sheets at December 31, 2012 (Unaudited) and June 30, 2012	4

Consolidated Statements of Operations for the Six Months Ended December 31, 2012 and 2011, and for the Period from June 5, 2008 (inception) through December 31, 2012 (Unaudited)	5

Consolidated Statements of Operations for the Three Months Ended December 31, 2012 and 2011 (Unaudited)	6

Consolidated Statement of Stockholders’ Equity (Deficit) for the Period from June 5, 2008 (inception) through December 31, 2012 (Unaudited)	7

Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2012 and 2011, and for the Period from June 5, 2008 (inception) through December 31, 2012 (Unaudited)	8

Notes to the Consolidated Financial Statements (Unaudited)	9

Sharp Performance, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	December 31, 2012	June 30, 2012
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$2,940	$3,000

Total Current Assets	2,940	3,000

Total Assets	$2,940	$3,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accrued expenses	$9,535	$10,365
Advances from related party	26,735	23,870

Total Current Liabilities	36,270	34,235

STOCKHOLDERS' DEFICIT:
Preferred stock at $0.0001 par value: 1,000,000 shares authorized; none issued or outstanding
	-	-
Common stock at $0.0001 par value: 74,000,000 shares authorized; 5,038,500 shares issued and outstanding
	504	504
Additional paid-in capital	3,346	3,346
Deficit accumulated during the development stage	(37,180)	(35,085)

Total Stockholders' Deficit	(33,330)	(31,235)

Total Liabilities and Stockholders' Deficit	$2,940	$3,000

See accompanying notes to the consolidated financial statements.

Sharp Performance, Inc.
(A Development Stage Company)
Consolidated Statements of Operations

			For the Period from
	For the Six	For the Six	June 5, 2008
	Months Ended	Months Ended	(inception) through
	December 31, 2012	December 31, 2011	December 31, 2012
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues Earned during the Development stage	$-	$-	$7,300

Operating Expenses
Professional fees	2,035	3,203	37,108
General and administrative expenses	60	60	7,372

Total operating expenses	2,095	3,263	44,480

Loss before Income Tax Provision	(2,095)	(3,263)	(37,180)

Income Tax Provision	-	-	-

Net Loss	$(2,095)	$(3,263)	$(37,180)

Net Loss Per Common Share - basic and diluted
	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted
	5,038,500	5,038,500

See accompanying notes to the consolidated financial statements.

Sharp Performance, Inc.
(A Development Stage Company)
Consolidated Statements of Operations

	For the Three	For the Three
	Months Ended	Months Ended
	December 31, 2012	December 31, 2011
	(Unaudited)	(Unaudited)

Revenues Earned during the Development stage	$-	$-

Operating Expenses
Professional fees	1,805	2,950
General and administrative expenses	30	691

Total operating expenses	1,835	3,641

Loss before Income Tax Provision	(1,835)	(3,641)

Income Tax Provision	-	-

Net Loss	$(1,835)	$(3,641)

Net Loss Per Common Share - basic and diluted
	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted
	5,038,500	5,038,500

See accompanying notes to the consolidated financial statements.

Sharp Performance, Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
For the Period form June 5, 2008 (Inception) through December 31, 2012
(Unaudited)

				Deficit
	Common Stock, $0.0001 Par Value		Additional	Accumulated during the	Total Stockholders'
	Number of Shares	Amount	paid-in Capital	Development Stage	Equity (Deficit)

Balance, June 5, 2008 (Inception)	-	$-	$-	$-	$-

Shares issued to LLC member for LLC membership interest upon formation the Company
	5,000,000	500	(500)	-	-

Net loss	-	-	-	(670)	(670)

Balance, June 30, 2008	5,000,000	500	(500)	(670)	(670)

Insurance of common stock for cash at $0.10	38,500	4	3,846	-	3,850

Net loss	-	-	-	(9,545)	(9,545)

Balance, June 30, 2009	5,038,500	504	3,346	(10,215)	(6,365)

Net loss	-	-	-	(10,017)	(10,017)

Balance, June 30, 2010	5,038,500	504	3,346	(20,232)	(16,382)

Net loss	-	-	-	(7,395)	(7,395)

Balance, June 30, 2011	5,038,500	504	3,346	(27,627)	(23,777)

Net loss	-	-	-	(7,458)	(7,458)

Balance, June 30, 2012	5,038,500	504	3,346	(35,085)	(31,235)

Net loss	-	-	-	(2,095)	(2,095)

Balance, December 31, 2012	5,038,500	$504	$3,346	$(37,180)	$(33,330)

See accompanying notes to the consolidated financial statements.

Sharp Performance, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

			For the Period from
	For the Six	For the Six	June 5, 2008
	Months Ended	Months Ended	(inception) through
	December 31, 2012	December 31, 2011	December 31, 2012
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,095)	$(3,263)	$(37,180)

Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Accrued expenses	(830)	(750)	9,540

NET CASH USED IN OPERATING ACTIVITIES	(2,925)	(4,013)	(27,640)

CASH FLOWS FROM FINANCING ACTIVITIES:
Amounts received from related party	2,865	4,410	26,730
Proceeds from sale of common stock	-	-	3,850

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,865	4,410	30,580

NET CHANGE IN CASH	(60)	397	2,940

Cash at beginning of period	3,000	3,043	-

Cash at end of period	$2,940	$3,440	$2,940

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

See accompanying notes to the consolidated financial statements.

Sharp Performance, Inc.

(A Development Stage Company)

December 31, 2012 and 2011

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

The consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involved; b. adescription of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the consolidated financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d.  mounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended December 31, 2012 or 2011.

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

There were no potentially outstanding dilutive common shares for the interim period ended December 31, 2012 or 2011.

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

As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated during the development stage at December 31, 2012 , a net loss and net cash used in operating activities for the interim period then ended, respectively. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Advances from related party at December 31, 2012 and June 30, 2012 consisted of the following:

	December 31, 2012	June 30, 2012

Advances from related party	$26,735	$23,870

	$26,735	$23,870

For the interim period ended December 31, 2012, a stockholder of the Company advanced $2,865 to the Company for working capital purpose.

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

Results of Operations for the Six Months Ended December 31, 2012 As Compared to December 31, 2011

We are still in our development stage and have generated limited revenues to date.  Revenues were $- for both six month periods ended December 31, 2012 and 2011.    The Company is currently examining its business model and will implement changes as necessary.

Professional fees decreased $1,168  in 2012 versus 2011, primarily due to reduced audit and accounting fees of $1,450 offset by reduced state income taxes and federal filing fees of $268.  Audit fees decreased  due to preparations for Tax returns for 2009 and 2010 for Federal and State purposes for the period ended December 31, 2011.

Results of Operations for the Three Months Ended December 31, 2012 As Compared to December 31, 2011

We are still in our development stage and have generated limited revenues to date.  Revenues were $- for both six month periods ended December 31, 2012 and 2011.    The Company is currently examining its business model and will implement changes as necessary.

Professional fees decreased $1,145 in 2012 versus 2011, primarily due to a reduced accrual for audit and accounting fees of $1,450 plus offset by increased state income taxes and federal filing fees of $268.  Audit fees decreased due to preparations for Tax returns for 2009 and 2010 for Federal and State purposes for the period ended December 31, 2011.

General and administrative expenses decreased $661 primarily due to the payment of State of Nevada corporation tax.

Liquidity and Capital Resources

Our cash balance at December 31, 2012 was $2,940, a decrease of $60 from $3,000 at June 30, 2012.

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