Form 10-K/A
period 2012-06-30
SHARP PERFORMANCE INC
filed 2013-06-13
CIK 1472847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

Documents incorporated by reference:  See Exhibit 16

TABLE OF CONTENTS

		Page
PART I

Item 1	Business	3
Item 1A	Risk Factors	7
Item 1B	Unresolved Staff Comments	12
Item 2	Properties	12
Item 3	Legal Proceedings	13
Item 4	Mine Safety Disclosures	13

PART II.

ITEM 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	13
ITEM 6.	Selected Financial Data	16
ITEM 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk	17
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	17

PART III

ITEM 10.	Directors, Executive Officers, and Corporate Governance	20
ITEM 11.	Executive Compensation	20
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	20
ITEM 13.	Certain Relationships and Related Transactions and Director Independence	20
ITEM 14.	Principal Accounting Fees and Services	21

PART IV

ITEM 15	Exhibits, Financial Statement Schedules	23

Signatures		22

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

ITEM 1.  BUSINESS

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

ITEM 1A.  RISK FACTORS

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

If we fail to establish and maintain an effective system of internal controls, we may not be able to report our financial results accurately and timely, or to prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result, our small size and any future internal control deficiencies may adversely affect our financial condition, results of operations, and access to capital. We may in the future discover areas of our internal control that need improvement.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable

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

		For the fiscal year ended June 30, 2012 (Audited)	For the fiscal year ended June 30, 2011 (Audited)
Net Revenues		$0	$3,000
Total Operating Expenses		$7,458	$10,395
Net Loss	$	(7,458)	$(7,395)

		As of June 30, 2012	As of June 30, 2011
Total Assets		$3,000	$3,043
Total Liabilities		$34,235	$26,820
Working Capital Deficiency		$(31,235)	$(23,777)
Total Stockholder’s Deficit		$(31,235)	$(23,777)

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS

Directors and Executive Officers

Set forth below is certain information relating to our directors and executive officers, including their names, ages, and business experience.

Name and Address	Age	Position
Robert J. Sharp Performance, Inc. 12 Fox Run Sherman, CT 06784-1741	74	President & Director

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

Auditors

Our principal independent accountant is Li & Company, PC.

System of Internal Controls

The Company maintains a system of internal accounting controls sufficient to provide reasonable assurance that, as to the Company and each of its Subsidiaries, (i) transactions are executed in accordance with management’s general or specific authorizations; (ii) transactions are recorded as necessary to permit preparation of financial statements in conformity with generally accepted accounting principles and to maintain asset accountability; (iii) access to assets is permitted only in accordance with management’s general or specific authorization; and (iv) the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences. The Company’s internal control over financial reporting is effective and the Company is not aware of any material weaknesses in its internal control over financial reporting (other than as set forth in the Prospectus). Since the date of the latest audited financial statements of the Company included in the Prospectus, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting (other than as set forth in the Prospectus). The Company has established disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15) for the Company and designed such disclosure controls and procedures to ensure that material information relating to the Company and each of its Subsidiaries is made known to the certifying officers by others within those entities, particularly during the period in which the Company’s Annual Report on Form 10-K or Quarterly Report on Form 10-Q, as the case may be, is being prepared. The Company’s certifying officers have evaluated the effectiveness of the Company’s controls and procedures as of a date within 90 days prior to the filing date of its most recent Form 10-K (such date, the “Evaluation Date”). The Company presented in its most recent Form 10-K the conclusions of the certifying officers about the effectiveness of the disclosure controls and procedures based on their evaluations as of the Evaluation Date and the disclosure controls and procedures are effective. Since the Evaluation Date, there have been no significant changes in the Company’s internal controls (as such term is defined in Item 307(b) and 308 (a)of Regulation S-K under the Act) or, to the Company’s knowledge, in other factors that could significantly affect the Company’s internal controls.

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

ITEM 11.  EXECUTIVE COMPENSATION

							Non-qualified
Name and						Non-Equity	Deferred
Principal				Stock	Option	Incentive Plan	Compensation	All Other
Position	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Robert J.	2009	1,300	–	–	–	–	–	–	–
Sharp,	2010	–	–	–	–	–	–	–	–
President	2011	–	–	–	–	–	–	–	–
	2012	–	–	–	–	–	–	–	–

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

(1)

Mr. Sharp serves as our President, Principal Executive Officer, Principal Financial Officer and Chairman.

There were no related stockholder matters to report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Li and Company LP, (“Li”) has been our principal auditing firm since February 2012. Li provided no non-audit services to us.

Audit Fees

An aggregate of $2,950 was billed by our auditors for the following professional services: audit of our annual financial statement for the fiscal year ended June 30, 2012 including the review of our interim financial statements.

An aggregate of $7,500 was billed by our auditors for the following professional services: audit of our annual financial statement for the fiscal year ended June 30, 2011 including the review of our interim financial statements.

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

Sharp Performance, Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
For the Period form June 5, 2008 (Inception) through June 30, 2012

				Deficit
	Common Stock,			Accumulated	Total
	$0.0001 Par Value		Additional	during the	Stockholders'
	Number of Shares	Amount	paid-in Capital	Development Stage	Equity (Deficit)

Balance, June 5, 2008 (Inception)	-	$-	$-	$-	$-

Shares issued to LLC member for LLC membership interest upon formation the Company	5,000,000	500	(500)	-	-

Net loss	-	-	-	(670)	(670)

Balance, June 30, 2008	5,000,000	500	(500)	(670)	(670)

Insurance of common stock for cash at $0.10	38,500	4	3,846	-	3,850

Net loss	-	-	-	(9,545)	(9,545)

Balance, June 30, 2009	5,038,500	504	3,346	(10,215)	(6,365)

Net loss	-	-	-	(10,017)	(10,017)

Balance, June 30, 2010	5,038,500	504	3,346	(20,232)	(16,382)

Net loss	-	-	-	(7,395)	(7,395)

Balance, June 30, 2011	5,038,500	504	3,346	(27,627)	(23,777)

Net loss	-	-	-	(7,458)	(7,458)

Balance, June 30, 2011	5,038,500	$504	$3,346	$(35,085)	$(31,235)

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

FASB Accounting Standards Update No. 2011-08

In September 2011, the FASB issued the FASB Accounting Standards Update No. 2011-08 “ Intangibles—Goodwill and Other: Testing Goodwill for Impairment” (“ASU 2011-08”).  This Update is to simplify how public and nonpublic entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.

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
Robert J. Sharp
Chairman of the Board, Sole Director
Chief Executive Officer, Principal Financial Officer and
Principal Accounting Officer

Date: June 5, 2013

PART IV

ITEM 15.  EXHIBIT INDEX

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