Form 10-Q/A
period 2012-09-30
SHARP PERFORMANCE INC
filed 2013-06-13
CIK 1472847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Sharp Performance, Inc.
(A Development Stage Company)
Consolidated Statements of Operations

			For the Period from
	For the Three	For the Three	June 5, 2008
	Months Ended	Months Ended	(inception) through
	September 30, 2012	September 30, 2011	September 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues Earned during the Development stage	$-	$-	$7,300

Operating Expenses
Professional fees	230	-	35,303
General and administrative expenses	30	(378)	7,342

Total operating expenses	260	(378)	42,645

Loss before Income Tax Provision	(260)	378	(35,345)

Income Tax Provision	-	-	-

Net Loss	$(260)	$378	$(35,345)

Net Loss Per Common Share
- basic and diluted	$-	$-

Weighted average common shares outstanding
- basic and diluted	5,038,500	5,038,500

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

FASB Accounting Standards Update No. 2011-11

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and  Liabilities ” (“ASU 2011-11”).  This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.

The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.

FASB Accounting Standards Update No. 2012-02

In July 2012, the FASB issued the FASB Accounting Standards Update No. 2012-02 “Intangibles—Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”).

This Update is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. This guidance builds upon the guidance in ASU 2011-08, entitled  Testing Goodwill for Impairment . ASU 2011-08 was issued on September 15, 2011, and feedback from stakeholders during the exposure period related to the goodwill impairment testing guidance was that the guidance also would be helpful in impairment testing for intangible assets other than goodwill.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our Principal Executive and Chief Financial Officer, Robert J Sharp, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e)). Based upon that evaluation, our principal executive officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

June 5, 2013	SHARP PERFORMANCE, INC.

/s/ Robert J. Sharp
Robert J. Sharp
Chairman of the Board,
Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer