Form 10-Q
period 2013-03-31
SHARP PERFORMANCE INC
filed 2013-06-19
CIK 1472847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the nine month period ended March 31, 2013

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 19, 2013: not applicable

As of June 19, 2013 the registrant had 5,038,500 outstanding shares of Common Stock.

Sharp Performance, Inc.

(A Development Stage Company)

March 31, 2013 and 2012

Index to the consolidated financial statements

Contents	Page(s)

Consolidated Balance Sheets at March 31, 2013 (Unaudited) and June 30, 2012	4

Consolidated Statements of Operations for the Three Months Ended March 31, 2013 and 2012 (Unaudited)	5

Consolidated Statements of Operations for the Nine Months Ended March 31, 2013 and 2012, and for the Period from June 5, 2008 (inception) through March 31, 2013 (Unaudited)	6

Consolidated Statement of Stockholders’ Equity (Deficit) for the Period from June 5, 2008 (inception) through March 31, 2013 (Unaudited)	7

Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2013 and 2012, and for the Period from June 5, 2008 (inception) through March 31, 2013 (Unaudited)	8

Notes to the Consolidated Financial Statements (Unaudited)	9

Sharp Performance, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	March 31, 2013	June 30, 2012
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$2,410	$3,000

Total Current Assets	2,410	3,000

Total Assets	$2,410	$3,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accrued expenses	$9,208	$10,365
Advances from related party	28,290	23,870

Total Current Liabilities	37,498	34,235

STOCKHOLDERS' DEFICIT:
Preferred stock at $0.0001 par value: 1,000,000 shares authorized; none issued or outstanding
	-	-
Common stock at $0.0001 par value: 74,000,000 shares authorized; 5,038,500 shares issued and outstanding
	504	504
Additional paid-in capital	3,346	3,346
Deficit accumulated during the development stage	(38,938)	(35,085)

Total Stockholders' Deficit	(35,088)	(31,235)

Total Liabilities and Stockholders' Deficit	$2,410	$3,000

See accompanying notes to the consolidated financial statements.

Sharp Performance, Inc.
(A Development Stage Company)
Consolidated Statements of Operations

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2013	March 31, 2012
	(Unaudited)	(Unaudited)

NET REVENUES	$-	$-

OPERATING EXPENSES:
Professional fees	1,728	2,610
General and administrative expenses	30	280

Total operating expenses	1,758	2,890

LOSS BEFORE INCOME TAX PROVISION	(1,758)	(2,890)

INCOME TAX PROVISION	-	-

NET LOSS	$(1,758)	$(2,890)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:
	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted
	5,038,500	5,038,500

See accompanying notes to the consolidated financial statements.

Sharp Performance, Inc.
(A Development Stage Company)
Consolidated Statements of Operations

			For the Period from
	For the Nine	For the Nine	June 5, 2008
	Months Ended	Months Ended	(inception) through
	March 31, 2013	March 31, 2012	March 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

NET REVENUES	$-	$-	$7,300

OPERATING EXPENSES:
Professional fees	3,763	5,813	38,836
General and administrative expenses	90	340	7,402

Total operating expenses	3,853	6,153	46,238

LOSS FROM OPERATIONS	(3,853)	(6,153)	(38,938)

LOSS BEFORE INCOME TAX PROVISION	(3,853)	(6,153)	(38,938)

INCOME TAX PROVISION	-	-	-

NET LOSS	$(3,853)	$(6,153)	$(38,938)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:
	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted
	5,038,500	5,038,500

See accompanying notes to the consolidated financial statements.

Sharp Performance, Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
For the Period form June 5, 2008 (Inception) through March 31, 2013
(Unaudited)

				Deficit
	Common Stock, Par Value $0.0001		Additional	Accumulated during the	Total Stockholders'
	Number of Shares	Amount	paid-in Capital	Development Stage	Equity (Deficit)

Balance, June 5, 2008 (Inception)	-	$-	$-	$-	$-

Shares issued to LLC member for LLC
membership interest upon formation the Company	5,000,000	500	(500)	-	-

Net loss	-	-	-	(670)	(670)

Balance, June 30, 2008	5,000,000	500	(500)	(670)	(670)

Insurance of common stock for cash at $0.10	38,500	4	3,846	-	3,850

Net loss	-	-	-	(9,545)	(9,545)

Balance, June 30, 2009	5,038,500	504	3,346	(10,215)	(6,365)

Net loss	-	-	-	(10,017)	(10,017)

Balance, June 30, 2010	5,038,500	504	3,346	(20,232)	(16,382)

Net loss	-	-	-	(7,395)	(7,395)

Balance, June 30, 2011	5,038,500	504	3,346	(27,627)	(23,777)

Net loss	-	-	-	(7,458)	-

Balance, June 30, 2012	5,038,500	504	3,346	(35,085)	(31,235)

Net loss	-	-	-	(3,853)	(3,853)

Balance, March 31, 2013	5,038,500	$504	$3,346	$(38,938)	$(35,088)

See accompanying notes to the consolidated financial statements.

Sharp Performance, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

			For the Period from
			June 5, 2008
	For the Nine Months Ended	For the Nine Months Ended	(inception) through
	March 31, 2013	March 31, 2012	March 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,853)	$(6,153)	$(38,938)

Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Accrued expenses	(1,157)	1,750	9,208

NET CASH USED IN OPERATING ACTIVITIES	(5,010)	(4,403)	(29,730)

CASH FLOWS FROM FINANCING ACTIVITIES:
Amounts received from related party	4,420	4,410	28,290
Proceeds from sale of common stock	-	-	3,850

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,420	4,410	32,140

NET CHANGE IN CASH	(590)	7	2,410

Cash at beginning of period	3,000	3,043	-

Cash at end of period	$2,410	$3,050	$2,410

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

See accompanying notes to the consolidated financial statements.

Sharp Performance, Inc.

(A Development Stage Company)

March 31, 2013 and 2012

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

Principles of Consolidation

The Company applies the guidance of Topic 810 “Consolidation” of the FASB Accounting Standards Codification ("ASC") to determine whether and how to consolidate another entity.  Pursuant to ASC Paragraph 810-10-15-10 all majority-owned subsidiaries—all entities in which a parent has a controlling financial interest—shall be consolidated except (1) when control does not rest with the parent, the majority owner; (2) if the parent is a broker-dealer within the scope of Topic 940 and control is likely to be temporary; (3) consolidation by an investment company within the scope of Topic 946 of a non-investment-company investee.  Pursuant to ASC Paragraph 810-10-15-8 the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation.  The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree. The Company consolidates all less-than-majority-owned subsidiaries, if any, in which the parent’s power to control exists.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended March 31, 2013 and 2012.

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

There were no potentially outstanding dilutive common shares for the interim period ended March 31, 2013 and 2012.

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

As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated during the development stage at March 31, 2013, a net loss and net cash used in operating activities for the interim period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Results of Operations for the Nine Months Ended March 31, 2013 As Compared to March 31, 2012

We are still in our development stage and have generated limited revenues to date.  Revenues were $- for both nine month periods ended March 31, 2013 and 2012.    The Company is currently examining its business model and will implement changes as necessary.

Professional fees decreased $2,050 in 2013 versus 2012, primarily due to reduced audit and accounting fees of $2,950 partially offset by increased income taxes of $518, increased SEC filing fees of $180 and transfer agent fees of $298.

General and administrative expenses decreased $250 primarily due to the payment of State of Nevada corporation tax 2012.

Results of Operations for the Three Months Ended March 31, 2013 As Compared to March 31, 2012

We are still in our development stage and have generated limited revenues to date.  Revenues were $- for both three month periods ended March 31, 2013 and 2012.    The Company is currently examining its business model and will implement changes as necessary.

Professional fees decreased $882 in 2013 versus 2012, primarily due to a reduced accrual for audit and accounting fees of $1,500 partially offset by increased state income taxes of $250, increased SEC filing fees of $180 and transfer agent fees of $298.

General and administrative expenses decreased $250 primarily due to the payment of State of Nevada corporation tax 2012.

Liquidity and Capital Resources

Our cash balance at March 31, 2013 was $2,410, a decrease of $590 from $3,000 at June 30, 2012.

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

We do not anticipate the need to hire employees over the next 12 months with the possible exception of secretarial support should our business grow and necessitate such expenditure. We believe the services provided by our sole officer and director, are sufficient at this time. We believe that our operations are currently on a small scale and are manageable by one individual.

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

June 19, 2013	SHARP PERFORMANCE, INC.

/s/ Robert J. Sharp
Robert J. Sharp
Chairman of the Board,
Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer