Form 10-K
period 2013-06-30
SHARP PERFORMANCE INC
filed 2013-10-11
CIK 1472847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

  X . ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of October 11, 2013: not applicable

As of October 11, 2013 the registrant had 5,038,500 outstanding shares of Common Stock.

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

Our operations and business strategy are completely dependent upon the knowledge and business contacts of Robert J. Sharp, our President, who is 74 years old. He is under no contractual obligation to remain employed by us. If he should choose to leave us for any reason before we have hired additional personnel, our operations may fail. Even if we are able to find additional personnel, it is uncertain whether we could find someone who could develop our business along the lines described herein. We will fail without Mr. Sharp or an appropriate replacement(s). We may, in the future, acquire key-man life insurance on the life of Mr. Sharp naming us as the beneficiary when and if we obtain the resources to do so, but Mr. Sharp remains insurable. We have not yet procured such insurance, and there is no guarantee that we will be able to obtain such insurance in the future. Accordingly, it is important that we are able to attract, motivate and retain highly qualified and talented personnel and independent contractors. Furthermore, much of our marking efforts rely principally on the personality and achievements of our founder, Robert J. Sharp. If he were to incur any negative publicity, our operating results may be harmed.

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

Holders

As of October 11, 2013, we have 5,038,500 shares of common stock issued and outstanding, which are held by 42 security holders of record.

Transfer Agent

We have engaged vStock Transfer LLC as the transfer agent for our common stock.

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

	For the fiscal year ended June 30, 2013 (Audited)	For the fiscal year ended June 30, 2012 (Audited)
Net Revenues	$0	$0
Total Operating Expenses	$5,315	$7,458
Net Loss	$(5,315)	$(7,458)

	As of June 30, 2013	As of June 30, 2012
Total Assets	$2,706	$3,000
Total Liabilities	$39,256	$34,235
Working Capital Deficiency	$(36,550)	$(31,235)
Total Stockholder’s Deficit	$(36,550)	$(31,235)

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

Results of Operations for the Year Ended June 30, 2013 As Compared to June 30, 2012

We are still in our development stage and have generated limited revenues to date.  Revenues were $- during the year ended June 30, 2013 and for the year ended June 30, 2012.   Due to continued slow demand for high end automotives, the Company has not been able to replace contracts, which they had in prior years.

Professional fees decreased $1,873 for the year ended June 30, 2013 versus June 30, 2012 as follows:

Professional Fees	2013	2012	Difference
Accounting and Audit Expense	$-0-	$5,450	$(5,450)
Transfer Agent Expense	2,818	-	2,818
EDGAR Expenses	1,020	735	285
State Tax and Incorporation Expenses	1,358	883	475
Total	$5,195	$7,068	$(1,873)

Accounting and audit expenses decreased by $5,450 primarily due to the fact that the Auditors had to review the registration statement in Fiscal 2012 and to reversals of prior overaccruals.

Transfer agent expenses increased $2,818 due to the Company’s engagement of a transfer agent.  Expenses included a monthly fee plus one-time expenses for the start-up fees and the obtaining of a CUSIP number.

EDGAR expenses increased $285 due to a greater level of SEC filings.

State Tax and Incorporation Expenses increased $225 primarily due to the receipt of overpaid taxes in Fiscal 2012.

Liquidity and Capital Resources

Our cash balance at June 30, 2013 was $2,706, a decrease of $294 from $3,000 at June 30, 2012.  The decrease was due to the portion of operating expenses not paid for by Mr. Sharp.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

As indicated in the certifications in Exhibit 31 of this report, the Corporation’s Chairman of the Board, Chief Executive officer, Principal Financial officer and Principal Accounting officer have evaluated the Corporation’s disclosure controls and procedures as of June 30, 2013. Based on that evaluation, these officers have concluded that the Corporation’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

As a result of the evaluation described above, management has concluded that our internal control over financial reporting was effective at June 30, 2013 based on the guidelines established in Internal Control—Integrated Framework issued by COSO.

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

ITEM 11.  EXECUTIVE COMPENSATION

							Non-qualified
Name and						Non-Equity	Deferred
Principal				Stock	Option	Incentive Plan	Compensation	All Other
Position	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Robert J.	2009	1,300	–	–	–	–	–	–	–
Sharp,	2010	–	–	–	–	–	–	–	–
President	2011	–	–	–	–	–	–	–	–
	2012	–	–	–	–	–	–	–	–
	2013	–	–	–	–	–	–	–	–

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

Audit Fees

An aggregate of $2,500 was billed by our auditors for the following professional services: audit of our annual financial statement for the fiscal year ended June 30, 2013 including the review of our interim financial statements.

An aggregate of $5,450 was billed by our auditors for the following professional services: audit of our annual financial statement for the fiscal year ended June 30, 2012 including the review of our interim financial statements.

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

By:/s/ Robert J. Sharp

Robert J. Sharp

Chief Executive Officer

October 11, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SHARP PERFORMANCE, INC.

By:/s/ Robert J. Sharp

Robert J. Sharp

Chairman of the Board, Sole Director

Chief Executive Officer, Principal Financial Officer and

Principal Accounting Officer

Date: October 11, 2013

Sharp Performance, Inc.

(A Development Stage Company)

June 30, 2013 and 2012

Index to the consolidated financial statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Sharp Performance, Inc.

(A Development Stage Company)

Sherman, Connecticut

We have audited the consolidated balance sheets of Sharp Performance, Inc. (the “Company”), a development stage company, as of June 30, 2013 and 2012 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the fiscal years then ended, and for the period from June 5, 2008 (inception) through June 30, 2013.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2013 and 2012 and the results of its operations and its cash flows for the fiscal years then ended, and for the period from June 5, 2008 (inception) through June 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company had a deficit accumulated during the development stage at June 30, 2013, and had a net loss and net cash used in operating activities for the fiscal year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li and Company, PC

Li and Company, PC

Skillman, New Jersey

October 11, 2013

Sharp Performance, Inc.
(A Development Stage Company)
Consolidatated Balance Sheets

	June 30, 2013	June 30, 2012

ASSETS
CURRENT ASSETS:
Cash	$2,706	$3,000

Total Current Assets	2,706	3,000

Total Assets	$2,706	$3,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accrued expenses	$4,629	$10,365
Advances from related party	34,627	23,870

Total Current Liabilities	39,256	34,235

STOCKHOLDERS' DEFICIT:
Preferred stock par value $0.0001: 1,000,000 shares authorized; none issued or outstanding
	-	-
Common stock par value $0.0001: 74,000,000 shares authorized; 5,038,500 shares issued and outstanding
	504	504
Additional paid-in capital	3,346	3,346
Deficit accumulated during the development stage	(40,400)	(35,085)

Total Stockholders' Deficit	(36,550)	(31,235)

Total Liabilities and Stockholders' Deficit	$2,706	$3,000

See accompanying notes to the consolidatated financial statements.

Sharp Performance, Inc.
(A Development Stage Company)
Consolidatated Statements of Operations

			For the Period from
	For the Year	For the Year	June 5, 2008
	Ended	Ended	(inception) through
	June 30, 2013	June 30, 2012	June 30, 2013

NET REVENUES	$-	$-	$7,300

OPERATING EXPENSES:
Professional fees	5,195	7,068	40,268
General and administrative expenses	120	390	7,432

Total operating expenses	5,315	7,458	47,700

LOSS FROM OPERATIONS	(5,315)	(7,458)	(40,400)

LOSS BEFORE INCOME TAX PROVISION	(5,315)	(7,458)	(40,400)

INCOME TAX PROVISION	-	-	-

NET LOSS	$(5,315)	$(7,458)	$(40,400)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted
	5,038,500	5,038,500

See accompanying notes to the consolidatated financial statements.

Sharp Performance, Inc.
(A Development Stage Company)
Consolidatated Statement of Stockholders' Equity (Deficit)
For the Period form June 5, 2008 (Inception) through June 30, 2013

				Deficit
	Common Stock, $0.0001 Par Value		Additional	Accumulated during the	Total Stockholders'
	Number of Shares	Amount	paid-in Capital	Development Stage	Equity (Deficit)

Balance, June 5, 2008 (Inception)	-	$-	$-	$-	$-

Shares issued to LLC member for LLC membership interest upon formation the Company
	5,000,000	500	(500)	-	-

Net loss	-	-	-	(670)	(670)

Balance, June 30, 2008	5,000,000	500	(500)	(670)	(670)

Insurance of common stock for cash at $0.10	38,500	4	3,846	-	3,850

Net loss	-	-	-	(9,545)	(9,545)

Balance, June 30, 2009	5,038,500	504	3,346	(10,215)	(6,365)

Net loss	-	-	-	(10,017)	(10,017)

Balance, June 30, 2010	5,038,500	504	3,346	(20,232)	(16,382)

Net loss	-	-	-	(7,395)	(7,395)

Balance, June 30, 2011	5,038,500	504	3,346	(27,627)	(23,777)

Net loss	-	-	-	(7,458)	(7,458)

Balance, June 30, 2012	5,038,500	504	3,346	(35,085)	(31,235)

Net loss	-	-	-	(5,315)	(5,315)

Balance, June 30, 2013	5,038,500	$504	$3,346	$(40,400)	$(36,550)

See accompanying notes to the consolidatated financial statements.

Sharp Performance, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

			For the Period from
	For the Year	For the Year	June 5, 2008
	Ended	Ended	(inception) through
	June 30, 2013	June 30, 2012	June 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,315)	$(7,458)	$(40,400)

Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Accrued expenses	(5,736)	2,115	4,629

NET CASH USED IN OPERATING ACTIVITIES	(11,051)	(5,343)	(35,771)

CASH FLOWS FROM FINANCING ACTIVITIES:
Amounts received from related party	10,757	5,300	34,627
Proceeds from sale of common stock	-	-	3,850

NET CASH PROVIDED BY FINANCING ACTIVITIES	10,757	5,300	38,477

NET CHANGE IN CASH	(294)	(43)	2,706

Cash at beginning of period	3,000	3,043	-

Cash at end of period	$2,706	$3,000	$2,706

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

See accompanying notes to the consolidatated financial statements.

Sharp Performance, Inc.

(A Development Stage Company)

June 30, 2013 and 2012

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

Sharp Performance, Inc.

Sharp Performance, Inc. (the “Company”) was incorporated on June 5, 2008 under the laws of the State of Nevada for the sole purpose of acquiring all of the outstanding membership units of Sharp Performance Associates LLC. Upon formation, the Company issued an aggregate of 5,000,000 shares of the newly formed corporation’s common stock to the member of the LLC for all of the outstanding membership units of Sharp Performance Associates LLC. No value was given to the stock issued by the newly formed corporation. Therefore, the shares were recorded to reflect the $0.0001 par value and paid in capital was recorded as a negative amount of ($500). The acquisition process utilizes the capital structure of the Company and the assets and liabilities of Sharp Performance Associates LLC, which are recorded at historical cost.

The Company applied paragraph 505-10-S99-3 of the FASB Accounting Standards Codification, by reclassifying the LLC member’s capital account inclusive of capital contributions and the LLC’s undistributed earnings and losses as of June 5, 2008 to additional paid-in capital. There was no reclassification of the LLC member’s capital account as the LLC was newly formed with no capital contribution.

The accompanying consolidated financial statements have been prepared as if the Company had its corporate capital structure as of the first date of the first period presented.

Note 2 - Summary of Significant Accounting Policies

The Management of the Company is responsible for the selection and use of appropriate accounting policies and the appropriateness of accounting policies and their application.  Critical accounting policies and practices are those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The Company’s significant and critical accounting policies and practices are disclosed below as required by generally accepted accounting principles.

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Fiscal Year End

The Company elected June 30th as its fiscal year end date upon its formation.

Development Stage Company

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification. Although the Company has recognized nominal amounts of revenue since inception, the Company is still devoting substantially all of its efforts on establishing the business, and its planned principal operations have not commenced.  All losses accumulated since inception are considered as part of the Company's development stage activities.

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s).

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimate(s) and assumption(s) affecting the financial statements were:

(i)

Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, (d) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors;

(ii)

Assumption of an Going Concern: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

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

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly.

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

The Company's consolidated subsidiaries and/or entities are as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable)	Attributable interest

Sharp Performance Associates LLC	The State of Nevada	June 5, 2008	100%

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the fiscal year ended June 30, 2013 or 2012.

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

There were no potentially outstanding dilutive common shares for the fiscal year ended June 30, 2013 or 2012.

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

Recently Issued Accounting Pronouncements

In January 2013, the FASB issued ASU No. 2013-01, "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities". This ASU clarifies that the scope of ASU No. 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities." applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013.

In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The ASU adds new disclosure requirements for items reclassified out of accumulated other comprehensive income by component and their corresponding effect on net income. The ASU is effective for public entities for fiscal years beginning after December 15, 2013.

In February 2013, the Financial Accounting Standards Board, or FASB, issued ASU No. 2013-04, "Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date."  This ASU addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU No. 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance outlines the events when cumulative translation adjustments should be released into net income and is intended by FASB to eliminate some disparity in current accounting practice. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.” The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception. The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities (for example, trademarks). The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Note 3 – Going Concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the consolidated financial statements, the Company had a deficit accumulated during the development stage at June 30, 2013, a net loss and net cash used in operating activities for the fiscal year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 6 – Income Tax Provision

Deferred Tax Assets and Valuation Allowance

At June 30, 2013, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $40,400 that may be offset against future taxable income through 2033.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the consolidated financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $13,736 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization.  The valuation allowance increased approximately $1,807 and $2,536 for the fiscal year ended June 30, 2013 and 2012, respectively.

Components of deferred tax assets and valuation allowance are as follows:

	June 30, 2013	June 30, 2012
Net deferred tax assets – non-current:

Expected income tax benefit from NOL carry-forwards	13,736	11,929

Less valuation allowance	(13,736)	(11,929)

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Consolidated Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Fiscal Year Ended June 30, 2013	For the Fiscal Year Ended June 30, 2012

Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)	(34.0)

Effective income tax rate	0.0%	0.0%

Note 7 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the consolidated financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were certain reportable subsequent events to be disclosed.

Material Definitive Agreement

Effective September 6, 2013 Sharp Performance, Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Agreement”) with Harrison Vickers and Waterman, LLC (“Harrison Vickers”).  Pursuant to the Agreement the Company agreed to purchase from Harrison Vickers certain assets held by Harrison Vickers in the form of real estate loans (the “Loans”).  The purchase price was paid by the Company via the issuance of a secured promissory note in the principal amount of $1,800,000 (the “Note”) due December 31, 2014.

The Note is secured by a Pledge Agreement (the “Pledge Agreement”) entered into between the Company and Harrison Vickers, whereby the proceeds of the Loans are pledged as security for the repayment of the Note.

Effective September 6, 2013 the Company entered into a Securities Purchase Agreement (the “HVW Agreement”) with HVW Holdings LLC (“HVW”).  Pursuant to the Agreement the Company agreed to sell to HVW an aggregate of 308,166 shares of the Company’s Common Stock and 32,300 shares of preferred stock of the Company (to be created at a later date) which pursuant to the terms thereof will be convertible into 32,300,000 shares of the Company’s common stock.  The consideration under the HVW Agreement was certain services to be rendered by HVW to the Company pursuant to a management agreement (the “Management Agreement”) entered into between the Company and HVW on September 6, 2013. Some of the material terms of the HVW Agreement include: (i) that Robert J. Sharp, the Chief Executive Officer and Board Member of the Company retire 4,961,500 shares of common stock of the Company owned by Mr. Sharp, (ii) the Company will submit to a vote of its shareholders a forward split of the Company’s common stock equal to 324.5 for 1, (iii) the Company will appoint up to three persons nominated by HVW to the board of directors of the Company to serve until the next annual meeting of shareholders of the Company, (iv) the Company will issue shares of a to be created series of preferred stock (8% annual dividend, anti-dilution rights for 24 months, each share convertible into 1,000 shares of common stock) to each of HVW (32,300), Mr. Sharp (46,500) and an Institutional Investor (16,200).

The material terms of the Management Agreement include: (i) HVW will provide certain business, financial and advisory services to the Company; (ii) HVW will receive a management fee of two percent (2%) per annum of average gross assets, (iii) HVW will also receive twenty percent (20%) of the revenues received by the Company derived from the services under the Management Agreement.

Series A 8% Convertible Preferred Stock

On September 17, 2013 the Company filed the Series A 8% Convertible Preferred Stock Certificate of Designation with the Secretary of State of Nevada (the “Certificate of Designation”) authorizing 100,000 shares of Series A Convertible Preferred Stock, and establishing the rights, preferences, privileges and obligations thereof.

As set forth in the Certificate of Designation, the holders of Series A Preferred Stock shall be entitled to receive, when and as declared by the Board of Directors out of funds legally available therefore, and the Company shall accrue, quarterly in arrears on March 31, June 30, September 30, and December 31 of each year, cumulative dividends on the Series A Preferred Stock at the rate per share equal to eight percent (8%) per annum on the Stated Value, payable in common stock valued at the closing trade price per share on the last trading day of the calendar quarter. The Series A Preferred Stock shall not have the right to vote on any matter that may from time to time be submitted to the Company’s shareholders for a vote, either by written consent or by proxy.   So long as any shares of Series A Preferred Stock are outstanding, the Company shall not and shall cause its subsidiaries not to, without the affirmative vote of the Requisite Holders, (a) alter or change adversely the powers, preferences or rights given to the Series A Preferred Stock, (b) alter or amend this Certificate of Designation, (c) amend its certificate of incorporation, bylaws or other charter documents so as to affect adversely any rights of any Holders of the Series A Preferred Stock, (d) increase the authorized or designated number of shares of Series A Preferred Stock, (e) issue any additional shares of Series A Preferred Stock (including the reissuance of any shares of Series A Preferred Stock converted for Common Stock) or (f) enter into any agreement with respect to the foregoing. Each share of Series A Preferred Stock shall be convertible into 1,000 shares of Common Stock.  For a period of 24 months from the Issuance Date, if the Company issues shares of common stock (or securities, including any derivative securities, containing the right to purchase, exercise or convert into shares of common stock) (the “Dilution Shares”) such that the outstanding number of shares of common stock on a fully diluted basis shall be greater than 214,000,000 shares (inclusive of conversions of Series A Preferred Stock at the Conversion Ratio immediately above), then the Conversion Ratio for the Series A Preferred Stock then outstanding and unconverted as of the date the Dilution Shares are issued shall be adjusted to equal the Conversion Ratio multiplied by a fraction, the numerator of which shall be the number of shares outstanding on a fully diluted basis after the issuance of the Dilution Shares, and the denominator shall be 214,000,000.   The Company shall not effect any conversion of the Series A Preferred Stock, to the extent that, after giving effect to the conversion, such Holder (together with such Holder’s Affiliates, and any Persons acting as a group together with such Holder or any of such Holder’s Affiliates) would beneficially own in excess of 9.9% of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon conversion of Series A Preferred Stock.