Form 10-K/A
period 2013-06-30
SHARP PERFORMANCE INC
filed 2013-10-16
CIK 1472847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Amendment 1

FORM 10-K/A

(Mark One)

  X . ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

.

      . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

SHARP PERFORMANCE, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-2883037
(State or jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

129 Glendwood Road, Glenwood Landing, NY 11547	(203) 340-4123
Address of registrant’s Principal executive offices	Registrant’s telephone number including Area code

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common stock, par value $.0001 per share

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

As of October 11, 2013 the registrant had 385,166 outstanding shares of Common Stock.

Documents incorporated by reference:  See Exhibit 16

As used in this Form 10-K/A, references to “the Company,” “we,” “our,” “ours” and “us” refers to Sharp Performance, Inc., unless otherwise indicated. In addition, references to “financial statements” are to our financial statements except as the context otherwise requires.

Explanatory Note

This Amendment No. 1 on Form 10-K/A is being filed by Sharp Performance Inc., to include certain updates in the Company’s Form 10-K filed October 11, 2013 as follows:

a.

On September 13, 2013, subsequent to the Balance Sheet date, there was a change in Management.  The Form 10-K filed included the signatures of prior Management;

b.

The number of common shares outstanding on the filing date of the Form 10-K did not reflect certain share cancellations and issuances.

The Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures affected by subsequent events. Consequently, all other information is unchanged and reflects the disclosures made at the time of the filing of the Form 10-K.

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

ITEM 1.  BUSINESS

We were incorporated on June 5, 2008, under the laws of the State of Nevada. Our principal executive office is located at 129 Glenwood Road, Glenwood Landing, NY 11547. Our telephone number is (203) 340-4123. We acquired, on June 5, 2008, our operating business in a transaction in which we exchanged 5,000,000 shares of common stock for an assignment of 100% of the ownership interest in Sharp Performance Associates, LLC (“SPA”) and the rights to the GT-33 customization package. (Look under the “Business” section below for a detailed discussion of the GT-33 program.) The sole owner of SPA was its founder, Robert J. Sharp, the previous member of Sharp Performance Associates, LLC, who is our controlling stockholder, sole officer and sole director. Sharp Performance Associates, LLC, now a wholly owned subsidiary of the Company, was formed in the State of Connecticut on June 5, 2008 to provide consulting services to automotive businesses. Our fiscal year end is June 30.

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

As of the Balance Sheet date, The Company is currently marketing its services to potential new customers.

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

Customization of cars to differentiate dealerships and models

Starting out as a general production Nissan 350Z, professional technicians add a sophisticated aerodynamics package inspired by Mr. Sharp’s race cars. This package includes a front spoiler, rear wing, and racing graphics. Performance upgrades include a Nissan compatible performance exhaust, intake system, and a genuine Ferrari Italian air horn. Although the current GT-33’s are special to the Nissan name, the customization processes and our methodologies are not limited to any specific automobile brand and can be applied to any automobile to elevate the marketing efforts of any automobile dealership. In addition to his consulting services associated with the GT-33 design, Mr. Sharp also models the car at car shows such as the one in Lime Rock, CT. The GT-33 is the first of many custom cars Mr. Sharp is attempting to customize. Mr. Sharp has been in discussion with at least six dealers in the Fairfield County, Connecticut area in the past to work on other makes and models of automobiles. Of those six, he had successfully engaged two dealerships, but they no longer use his services. As of the Balance Sheet date,  Mr. Sharp was currently in negotiations with a high-end aftermarket motor sports company to deliver upgrades to existing luxury automobile owners.   The consulting fee that Mr. Sharp receives is all-inclusive. It includes the design work on the automobiles and the time that he spends at automobile shows. At the current time, no funds from the sales of the cars accrue to Mr. Sharp. Depending upon the success of the program, the revenue model may change in the future.

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

Creation of multimedia educational and promotional tools

As of the Balance sheet date, Mr. Sharp is looking to produce special dealer specific media presentations.  Such presentations would be geared towards the quality of the make of car and/or the dealership.  Mr.  Sharp would also be involved with promotional activities. We plan to create these business synergies by introducing marketing product manufacturers that work primarily within the automotive industry, distributors of promotional automotive items, such as caps, lighters and T-shirts, and the end users of such products to each other as follows:

Car shows. As of the Balance sheet date, Mr. Sharp continues to go to automotive shows, principally in multiple venues throughout Connecticut, but also throughout the New England area, where he showcases the GT-33. In addition, Mr. Sharp has a vintage 1973 Datsun Race Car that he shows through his company Vintage Promotion Cars. These activities continue to keep custom cars in the mind of the racing car motif motivated car buyer.

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

Employees

Robert J. Sharp served as President and the sole member of our Board of Directors during this initial phase of operations until September 13, 2013. On that date, Mr. Sharp resigned as Officer and Director, and James Giordano was named Chief Executive Officer and Director, and Dennis Mihalatos was named Chief Operating Officer. Please see our Form 8-K filed on September 18, 2013 for further detail.

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

We have no committed source of financing. Wherever possible, our Board of Directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of shares of our stock. At the Balance sheet date, we had 74,000,000 authorized shares of common stock of which 5,038,500 were currently outstanding. Currently, we have 385,166 shares of common stock outstanding. Please see “Subsequent Events” section for further detail. Our Board of directors has authority, without action or vote of the shareholders, to issue all or part of the remaining authorized but unissued common shares. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value. Such dilution may be substantial. Such issuances may also serve to enhance existing management’s ability to maintain control of the Company, because the shares may be issued to parties or entities committed to supporting existing management.

We are and will continue to be completely dependent on the services of our president Robert J. Sharp, the loss of whose services may cause our business operations to cease, and we will need to engage and retain qualified employees and consultants to further implement our strategy.

At the Balance sheet date, our operations and business strategy are completely dependent upon the knowledge and business contacts of Robert J. Sharp, our President, who is 74 years old. He is under no contractual obligation to remain employed by us. If he should choose to leave us for any reason before we have hired additional personnel, our operations may fail. Even if we are able to find additional personnel, it is uncertain whether we could find someone who could develop our business along the lines described herein. We will fail without Mr. Sharp or an appropriate replacement(s). We may, in the future, acquire key-man life insurance on the life of Mr. Sharp naming us as the beneficiary when and if we obtain the resources to do so, but Mr. Sharp remains insurable. We have not yet procured such insurance, and there is no guarantee that we will be able to obtain such insurance in the future. Accordingly, it is important that we are able to attract, motivate and retain highly qualified and talented personnel and independent contractors. Furthermore, much of our marking efforts rely principally on the personality and achievements of our founder, Robert J. Sharp. If he were to incur any negative publicity, our operating results may be harmed.

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

At the Balance Sheet date, Robert J. Sharp, our principal officer and sole director owned approximately 99.2% of our outstanding common stock. Because of this beneficial stock ownership, he will be in a position to continue to elect our Board of directors, decide all matters requiring stockholder approval and determine our policies. His interests may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. The minority shareholders would have no way of overriding his decisions. This level of control may also have an adverse impact on the market value of our shares because he may institute or undertake transactions, policies or programs that result in losses, may not take any steps to increase our visibility in the financial community and      /      or may sell sufficient numbers of shares to significantly decrease our price per share.

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

Because our sole officer and director owned 99.2% of our common stock at the Balance Sheet date, he controlled corporate decisions that may be disadvantageous to minority security holders.

At the balance Sheet date, our sole officer and director owned approximately 99.2% of the outstanding shares of our common stock. Accordingly, he will have significant influence if not complete discretion in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations or the sale of all or substantially all of our assets, change of control and other corporate transactions, designation of rights and preferences of our preferred stock, amendments to our articles of incorporation and/or bylaws, and as to the outcome of any other matters submitted to our security holders for a vote. The interests of our sole officer and director may differ from the interests of our other security holders and thus result in corporate decisions that are disadvantageous to other security holders.

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

At the Balance sheet date, Our Articles of Incorporation authorizes the issuance of 74,000,000 shares of common stock, of which 5,038,500 shares are issued and outstanding, and 1,000,000 shares of preferred stock, of which no shares are issued and outstanding. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

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

As of the Balance Sheet date, our Articles of Incorporation authorizes us to issue up to 1,000,000 shares of preferred stock. Accordingly, our Board of directors will have the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue such shares, without further stockholder approval. As a result, our Board of directors could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock. To the extent that we do issue such additional shares of preferred stock, the rights of holders of common stock could be impaired thereby, including, without limitation, dilution of their ownership interests in us. In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult, which may not be in the interest of holders of common stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

As of the Balance sheet date, we operated out of an office located at 12 Fox Run, Sherman, CT 06784-1741 and directed all activity from that location. We had been granted the use of the approximately 200 square feet of space by our former President, and do not pay any rent at the current time and will not pay rent (or other operating expenses, which our President has agreed to fund) until sufficient consulting revenues are received. This space was granted on a month-to-month basis. No written documentation exists for this agreement and it is just an informal arrangement between Mr. Sharp and us.  We have not paid any rent to Mr. Sharp since the first two months of our existence.  Commencing September 13, 2013, we moved our corporate offices to our current location in Glenwood Landing New York.  We do not pay any rent on these facilities nor do we anticipate doing so in the future.

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

Anti-Takeover Provisions

We may be or in the future we may become subject to Nevada’s control share laws. A corporation is subject to Nevada’s control share law if it has more than 200 stockholders, at least 100 of whom are stockholders of record and residents of Nevada, and if the corporation does business in Nevada, including through an affiliated corporation. This control share law may have the effect of discouraging corporate takeovers. We currently have 43 stockholders.

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

Holders

As of October 11, 2013, we have 385,166 shares of common stock issued and outstanding, which are held by 43 security holders of record.

Transfer Agent

We have engaged vStock Transfer LLC as the transfer agent for our common stock.

Employment Agreements

We do not have an employment agreement in place with Mr. Giordano or Mr. Mihalatos, our officers, and do not anticipate entering into any employment agreements in the foreseeable future. See “Risk Factors”.

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

ITEM 9B. OTHER MATTERS

None

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

Set forth below is certain information relating to our directors and executive officers, including their names, ages, and business experience.

Name	Age	Position(s)

Directors and Executive Officers

James Giordano	57	Chief Executive Officer, Chief Financial Officer, Secretary and Director
Dennis Mihalatos	40	Chief Operating Officer

Mr. Giordano has held the positions mentioned above since September 13, 2013. Since 2012 Mr. Giordano has been the President of Caridia Capital Group, LLC, Harrison Vickers and Waterman LLC, and Zero Down Remodeling LLC. Currently, Mr. Giordano is also an officer of HVW Holdings, LLC, which has a Management Agreement with the Company.  Since 2010 he has been President of Opus Group Financial and up until 2012 was the President of NewOak Capital Markets.  In addition, since 1996 Mr. Giordano has been President of Giordano & Co., Inc.

Effective September 13, 2013 Dennis Mihalatos, was named Chief Operating Officer of the Company. Since 2012 Mr. Mihalatos has been a loan broker with Caridia Capital Group.  Prior to that, from 2009 through 2011 he was a project manager with Centex Builders Inc.

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

As of October 11, 2013 we had 385,166 shares of common stock outstanding which are held by 42 security holders. The chart below sets forth the ownership of our common stock, or claimed ownership, of certain individuals.

Title of Class	Name and Address of Beneficial Owner	Amount of Shares Beneficially Owned	Percent of Class*
Common Stock	HVW Holdings LLC(1) 44 Strawberry Hill Ave Stamford, CT 06902	308,166	80.0%

	Robert J Sharp (2) 12 Fox Run Sherman, CT 06784	38,500	9.9%

___________________

* shares of common stock issued and outstanding as of October 11, 2013.

(1)

HVW Holdings LLC has entered into a Management Agreement and Securities Purchase Agreement with the Company

(2)

Mr. Sharp served as our President, Principal Executive Officer, Principal Financial Officer and Chairman. From inception until September 13, 2013

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

By: /s/ James Giordano

James Giordano

Chief Executive Officer

October 11, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SHARP PERFORMANCE, INC.

By: /s/ James Giordano

James Giordano

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