Form 10-Q
period 2013-09-30
HARRISON VICKERS & WATERMAN INC
filed 2013-11-14
CIK 1472847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the nine month period ended September 30, 2013

      . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

HARRISON VICKERS AND WATERMAN INC.

(Exact name of registrant as specified in its charter)

Nevada	26-2883037
(State or jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

129 Glenwood Road, Glenwood Landing, NY 11547	(203) 340-4123
Address of registrant’s principal executive offices	Registrant’s telephone number including

Securities registered under Section 12(b) of the Exchange Act:   None

Securities registered under Section 12(g) of the Exchange Act: Common stock, par value $0.0001 per share

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of November 14, 2013: not applicable

As of November 14, 2013 the registrant had 124,986,367 outstanding shares of Common Stock (on a post forward-split basis).

Harrison Vickers and Waterman Inc.

(Formerly Sharp Performance, Inc.)

September 30, 2013 and 2012

Index to the consolidated financial statements

Harrison Vickers and Waterman Inc.
Consolidated Balance Sheets

	September 30, 2013	June 30, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$215	$2,706
Real estate loans receivable	1,620,000	-

Total Current Assets	1,620,215	2,706

Total Assets	$1,620,215	$2,706

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accrued expenses	$3,364	$4,629
Due to investor	36,628	-
Advances from related party	-	34,627

Total Current Liabilities	39,992	39,256

NON-CURRENT LIABILITIES:
Promissory note payable	1,620,000	-

Total Non-Current Liabilities	1,620,000	-

Total Liabilities	1,659,992	39,256

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:

 Preferred stock par value $0.0001: 1,000,000 shares authorized;

 100,000 shares designated as Series A 8% Convertible Preferred Stock

 Series A 8% Convertible preferred par value $.0001 per share: stated value

 $1,000 per share;  95,000 and 0 shares issued and outstanding, respectively

	10	-
Common stock par value $0.0001: 2,000,000,000 shares authorized; 124,986,367 and 1,634,993,250 shares issued and outstanding, respectively
	12,499	163,499
Additional paid-in capital	417,720	(159,649)
Accumulated deficit	(470,005)	(40,400)

Total Stockholders' Deficit	(39,777)	(36,550)

Total Liabilities and Stockholders' Deficit	$1,620,215	$2,706

See accompanying notes to the consolidated financial statements.

Harrison Vickers and Waterman Inc.
Consolidatated Statements of Operations

	For the Three Months	For the Three Months
	Ended	Ended
	September 30, 2013	September 30, 2012
	(Unaudited)	(Unaudited)

REVENUES	$-	$-

Interest Income	13,320	-
Interest Expense	(13,320)	-

GROSS MARGIN	-	-

OPERATING EXPENSES:
Professional fees	2,000	230
Compensation	208,788	-
Management fees	145,879	-
Consulting fees	72,474	-
General and administrative expenses	464	30

Total operating expenses	429,605	260

LOSS BEFORE INCOME TAX PROVISION	(429,605)	(260)

INCOME TAX PROVISION	-	-

NET LOSS	$(429,605)	$(260)

NET LOSS PER COMMON SHARE
- basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted
	1,241,032,454	1,634,993,250

See accompanying notes to consolidated financial statements

Harrison Vickers and Waterman Inc.
Consolidated Statement of Stockholders' Deficit
For the Year Ended June 30, 2012 and for the Interim Period Ended September 30, 2013
(Unaudited)

	Series A Preferred Stock Par Value $0.0001		Common Stock Par Value $0.0001		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	paid-in Capital	Accumulated Deficit	Stockholders' Deficit

Balance, June 30, 2012	-	$-	1,634,993,250	$163,499	$(159,649)	$(35,085)	$(31,235)

Net loss	-	-	-	-	-	(5,315)	(5,315)

Balance, June 30, 2013	-	-	1,634,993,250	163,499	(159,649)	(40,400)	(36,550)

Retirement of common shares	-	-	(1,610,006,750)	(161,000)	161,000	-	-
Issuance of common shares for compensation	-	-	99,999,867	10,000	(8,621)	-	1,379
Issuance of Series A Preferred Stock for compensation	95,000	10	-	-	424,990	-	425,000

Net loss	-	-	-	-	-	(429,605)	(429,605)

Balance, September 30, 2013	95,000	$10	124,986,367	$12,499	$417,720	$(470,005)	$(39,777)

See accompanying notes to consolidated financial statements

Harrison Vickers and Waterman Inc.
Consolidated Statements of Cash Flow

	For the Three	For the Three
	Months Ended	Months Ended
	September 30, 2013	September 30, 2012
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(429,605)	$(260)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Common stock issued for compensation	1,379	-
Series A Preferred Stock issued for compensation	425,000	-
Changes in operating assets and liabilities:
Real estate loans	180,000	-
Accrued expenses	(1,265)	(2,630)

Net cash provided by (used in) operating activities	175,509	(2,890)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on promissory note payable	(180,000)	-
Amounts received from related party	2,000	2,860

Net cash provided by (used in) financing activities	(178,000)	2,860

NET CHANGE IN CASH	(2,491)	(30)

Cash at beginning of period	2,706	3,000

Cash at end of period	$215	$2,970

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of real estate loans for debt, net	$1,620,000	$-

See accompanying notes to consolidated financial statements

Harrison Vickers and Waterman Inc.

(Formerly Sharp Performance, Inc.)

September 30, 2013 and 2012

Notes to the Consolidated Financial Statements

(Unaudited)

Note 1 - Organization and Operations

Sharp Performance Associates LLC

Sharp Performance Associates LLC (“LLC” or “Predecessor”) was organized as a Limited Liability Company on September 5, 2008 under the laws of the State of Nevada.

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

Sharp Performance, Inc.

Sharp Performance, Inc. (the “Company”) was incorporated on September 5, 2008 under the laws of the State of Nevada for the sole purpose of acquiring all of the outstanding membership units of Sharp Performance Associates LLC. Upon formation, the Company issued an aggregate of 5,000,000 shares of the newly formed corporation’s common stock to the member of the LLC for all of the outstanding membership units of Sharp Performance Associates LLC. No value was given to the stock issued by the newly formed corporation. Therefore, the shares were recorded to reflect the $0.0001 par value and paid in capital was recorded as a negative amount of ($500). The acquisition process utilizes the capital structure of the Company and the assets and liabilities of Sharp Performance Associates LLC, which are recorded at historical cost.

The Company applied paragraph 505-10-S99-3 of the FASB Accounting Standards Codification, by reclassifying the LLC member’s capital account inclusive of capital contributions and the LLC’s undistributed earnings and losses as of September 5, 2008 to additional paid-in capital. There was no reclassification of the LLC member’s capital account as the LLC was newly formed with no capital contribution.

The accompanying consolidated financial statements have been prepared as if the Company had its corporate capital structure as of the first date of the first period presented.

Material Definitive Agreement

Effective September 6, 2013 the Company entered into a Securities Purchase Agreement (the “Agreement”) with Harrison Vickers and Waterman, LLC (“Harrison Vickers”).  Pursuant to the Agreement the Company agreed to purchase from Harrison Vickers certain assets held by Harrison Vickers in the form of real estate loans (the “Loans”).  The purchase price was paid by the Company via the issuance of a secured promissory note in the principal amount of $1,800,000 (the “Note”) due December 31, 2014.

The Note is secured by a Pledge Agreement (the “Pledge Agreement”) entered into between the Company and Harrison Vickers, whereby the proceeds of the Loans are pledged as security for the repayment of the Note.

Effective September 6, 2013 the Company entered into a Securities Purchase Agreement (the “HVW Agreement”) with HVW Holdings LLC (“HVW”).  Pursuant to the Agreement the Company agreed to sell to HVW an aggregate of 308,166 shares of the Company’s Common Stock and 32,300 shares of preferred stock of the Company which pursuant to the terms thereof will be convertible into 32,300,000 shares of the Company’s common stock.  The consideration under the HVW Agreement was certain services to be rendered by HVW to the Company pursuant to a management agreement (the “Management Agreement”) entered into between the Company and HVW on September 6, 2013. Some of the material terms of the HVW Agreement include: (i) that Robert J. Sharp, the Chief Executive Officer and Board Member of the Company retire 4,961,500 shares of common stock of the Company owned by Mr. Sharp, (ii) the Company will submit to a vote of its shareholders a forward split of the Company’s common stock equal to 324.5 for 1, (iii) the Company will appoint up to three persons nominated by HVW to the board of directors of the Company to serve until the next annual meeting of shareholders of the Company, (iv) the Company will issue shares of a to be created series of preferred stock (8% annual dividend, anti-dilution rights for 24 months, each share convertible into 1,000 shares of common stock) to each of HVW (32,300), Mr. Sharp (46,500) and an Institutional Investor (16,200).

The material terms of the Management Agreement include: (i) HVW will provide certain business, financial and advisory services to the Company; (ii) HVW will receive a management fee of two percent (2%) per annum of average gross assets, (iii) HVW will also receive twenty percent (20%) of the revenues received by the Company derived from the services under the Management Agreement.

On October 24, 2013 the Company filed a Certificate of Amendment to amend its Articles of Incorporation (the “Actions”) to: (i) change the name of the Company to Harrison Vickers & Waterman Inc.; (ii) increase the number of shares of authorized common stock of the Corporation from 74,000,000 to 2,000,000,000 shares; and (iii) effect a forward stock split of our common stock at a ratio determined by our Board of Directors of 324.5 for 1.

All shares and per share amounts in the consolidated financial statements have been adjusted to give retroactive effect to the Stock Split.

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

Basis of Presentation – Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Article 8 of Regulation S-X. The unaudited interim consolidated financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended June 30, 2013 and notes thereto contained in the information filed as part of the Company’s Annual Report on Form 10-K filed with the SEC on October 11, 2013.

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

(ii)

Assumption as a Going Concern: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

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

The Company's consolidated subsidiaries and/or entities are as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable)	Attributable interest

Sharp Performance Associates LLC	The State of Nevada	September 5, 2008	100%

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended September 30, 2013 or 2012.

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

There were no potentially outstanding dilutive common shares for the reporting period ended September 30, 2013 or 2012.

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

As reflected in the consolidated financial statements, the Company had an accumulated deficit at September 30, 2013, a net loss and net cash used in operating activities for the fiscal year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Real Estate Loans Receivable and Related Promissory Note Payable

Effective September 6, 2013 the Company entered into a Securities Purchase Agreement (the “Agreement”) with Harrison Vickers and Waterman, LLC (“Harrison Vickers”).  Pursuant to the Agreement the Company agreed to purchase from Harrison Vickers certain assets held by Harrison Vickers in the form of real estate loans (the “Loans”).  The purchase price was paid by the Company via the issuance of a secured promissory note in the principal amount of $1,800,000 (the “Note”) due December 31, 2014.

Four loans, $1,800,000 in aggregate, were purchased with one loan of $180,000 being collected during the interim period ending September 30, 2013.  The remaining three loans of $520,000, $550,000 and $550,000 were issued on April 2, 2013, May 15, 2013 and July 15, 2013, respectively. They all bear interest at 12% per annum and are due one year from the date of issuance. The loans are secured by a first lien.

The Note is secured by a Pledge Agreement (the “Pledge Agreement”) entered into between the Company and Harrison Vickers, whereby the proceeds of the Loans are pledged as security for the repayment of the Note.

During the interim period ended September 30, 2013, the Company paid down $180,000 of the Note.

Note 5 – Related Party Transactions

Advances from Related Party

From time to time, a related party of the Company advance funds to the Company for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand.

Free Office Space

The Company has been provided office space by an officer of the Company at no cost.  The management determined that such cost is nominal and did not recognize the rent expense in its consolidated financial statements.

Note 6 – Due to Investor

Since inception, the Company had received advances from its former Chairman and Chief Executive Officer, Robert J Sharp, for working capital purposes. During the interim period ended September 30, 2013, Mr. Sharp advanced the Company an additional $2,001.

On September 1, 2013, Mr. Sharp assigned his rights to the advances to an investor. These amounts remain non-interest bearing and due on demand.

Note 7 – Commitments and Contingencies

Management Agreement

Effective September 6, 2013 the Company entered into a management agreement (the “Management Agreement”) between the Company and HVW.

The material terms of the Management Agreement include: (i) HVW will provide certain business, financial and advisory services to the Company; (ii) HVW will receive a management fee of two percent (2%) per annum of average gross assets, and (iii) HVW will also receive twenty percent (20%) of the revenues received by the Company derived from the services under the Management Agreement.

Note 8 – Stockholders’ Equity (Deficit)

Shares Authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is Seventy Five Million (75,000,000) shares of which One Million (1,000,000) shares shall be Preferred Stock, par value $0.0001 per share, and Seventy Four Million (74,000,000) shares shall be Common Stock, par value $0.0001 per share.

On October 24, 2013 the Company filed a Certificate of Amendment to amend its Articles of Incorporation (the “Actions”) to: (i) change the name of the Company to Harrison Vickers & Waterman Inc.; (ii) increase the number of shares of authorized common stock of the Corporation from 74,000,000 to 2,000,000,000 shares; and (iii) effectuate a forward stock split of our common stock at a ratio determined by our Board of Directors of 324.5 for 1.

All shares and per share amounts in the consolidated financial statements have been adjusted to give retroactive effect to the Stock Split.

Series A, 8% Convertible Preferred Stock

On September 17, 2013 the Company filed the Series A 8% Convertible Preferred Stock Certificate of Designation with the Secretary of State of Nevada (the “Certificate of Designation”) authorizing 100,000 shares of Series A Convertible Preferred Stock, and establishing the rights, preferences, privileges and obligations thereof.

As set forth in the Certificate of Designation, the holders of Series A Preferred Stock shall be entitled to receive, when and as declared by the Board of Directors out of funds legally available therefore, and the Company shall accrue, quarterly in arrears on March 31, September 30, September 30, and December 31 of each year, cumulative dividends on the Series A Preferred Stock at the rate per share equal to eight percent (8%) per annum on the Stated Value, payable in common stock valued at the closing trade price per share on the last trading day of the calendar quarter. The Series A Preferred Stock shall not have the right to vote on any matter that may from time to time be submitted to the Company’s shareholders for a vote, either by written consent or by proxy.   So long as any shares of Series A Preferred Stock are outstanding, the Company shall not and shall cause its subsidiaries not to, without the affirmative vote of the Requisite Holders, (a) alter or change adversely the powers, preferences or rights given to the Series A Preferred Stock, (b) alter or amend this Certificate of Designation, (c) amend its certificate of incorporation, bylaws or other charter documents so as to affect adversely any rights of any Holders of the Series A Preferred Stock, (d) increase the authorized or designated number of shares of Series A Preferred Stock, (e) issue any additional shares of Series A Preferred Stock (including the reissuance of any shares of Series A Preferred Stock converted for Common Stock) or (f) enter into any agreement with respect to the foregoing. Each share of Series A Preferred Stock shall be convertible into 1,000 shares of Common Stock.  For a period of 24 months from the Issuance Date, if the Company issues shares of common stock (or securities, including any derivative securities, containing the right to purchase, exercise or convert into shares of common stock) (the “Dilution Shares”) such that the outstanding number of shares of common stock on a fully diluted basis shall be greater than 214,000,000 shares (inclusive of conversions of Series A Preferred Stock at the Conversion Ratio immediately above), then the Conversion Ratio for the Series A Preferred Stock then outstanding and unconverted as of the date the Dilution Shares are issued shall be adjusted to equal the Conversion Ratio multiplied by a fraction, the numerator of which shall be the number of shares outstanding on a fully diluted basis after the issuance of the Dilution Shares, and the denominator shall be 214,000,000.   The Company shall not effect any conversion of the Series A Preferred Stock, to the extent that, after giving effect to the conversion, such Holder (together with such Holder’s Affiliates, and any Persons acting as a group together with such Holder or any of such Holder’s Affiliates) would beneficially own in excess of 9.9% of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon conversion of Series A Preferred Stock.

Effective September 6, 2013 the Company entered into a Securities Purchase Agreement (the “HVW Agreement”) with HVW Holdings LLC (“HVW”).  Pursuant to the Agreement the Company agreed to sell to HVW an aggregate 32,300 shares of its Series A, 8% Convertible Preferred Stock which pursuant to the terms thereof will be convertible into 32,300,000 shares of the Company’s common stock.  The consideration under the HVW Agreement was certain services to be rendered by HVW to the Company pursuant to a management agreement (the “Management Agreement”) entered into between the Company and HVW on September 6, 2013.

In addition, the Company issued 46,500 shares of its Series A, 8% Convertible Preferred Stock to its former president, Robert Sharp and 16,200 shares to an investor.

The 95,000 shares issued of the A, 8% Convertible Preferred Stock were valued at $425,000 in aggregate.

Common Stock

Effective September 6, 2013 the Company entered into a Securities Purchase Agreement (the “HVW Agreement”) with HVW Holdings LLC (“HVW”).  Pursuant to the Agreement the Company agreed to sell to HVW an aggregate of 308,166 shares of the Company’s Common Stock.  The consideration under the HVW Agreement was certain services to be rendered by HVW to the Company pursuant to a management agreement (the “Management Agreement”) entered into between the Company and HVW on September 6, 2013. Some of the material terms of the HVW Agreement include: (i) that Robert J. Sharp, the Chief Executive Officer and Board Member of the Company retire 4,961,500 shares of common stock of the Company owned by Mr. Sharp, and  the Company will appoint up to three persons nominated by HVW to the board of directors of the Company to serve until the next annual meeting of shareholders of the Company.

The common stock issued was valued at its fair market value of $1,379.

The material terms of the Management Agreement include: (i) HVW will provide certain business, financial and advisory services to the Company; (ii) HVW will receive a management fee of two percent (2%) per annum of average gross assets, (iii) HVW will also receive twenty percent (20%) of the revenues received by the Company derived from the services under the Management Agreement.

Note 9 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the consolidated financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

On November 4, 2013, the owners of the Series A Preferred Stock agreed that the Conversion ratio, as defined in the Certificate of Designation, shall not change in the event of forward-split or reverse-split for a period of nine months from issuance.

On October 24, 2013, the Company created the 2013 Equity Incentive Plan (the “Plan.”)  The aggregate number of shares of Common stock that may be issued under the Plan shall not exceed five million (5,000,000) shares.

On October 23, 2013, the Company issued a promissory note (the “Note”) in consideration for $5,000 received from an investor.  The Note matures on June 30, 2014 and bears interest at a rate of ten percent, 10%, per annum.

As used in this Form 10-Q, references to “the Company,” “we,” “our,” “ours” and “us” refers to Harrison Vickers and Waterman Inc., unless otherwise indicated. In addition, references to “financial statements” are to our financial statements except as the context otherwise requires.

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

General

Our principal executive office is located at 129 Glenwood Road, Glenwood Landing, NY 11547; our telephone number is (203) 340-4123. Our fiscal year end is June 30th.

We were incorporated on June 5, 2008, under the laws of the State of Nevada. On that date, we acquired 100% of the ownership interest in Sharp Performance Associates, LLC and the rights to the GT-33 customization package from the sole owner Robert J Sharp.  We issued Mr. Sharp 5,000,000 shares in consideration for this acquisition.

While the American automotive industry has made substantial improvement since the period of our incorporation, the demand for our services was not that substantial, and as such, the Company decided to change its business model..

Specifically, the Company decided that a rebounding United States real estate market presented a promising opportunity, and on September 6, 2013, the Company purchased from Harrison Vickers and Waterman LLC (“Harrison Vickers”) certain real estate loans in the amount of $1,800,000.  The Company issued a secured promissory note as consideration for the loans. The Note is due on December 31, 2014.  During the first quarter, $180,000 of the real estate loans were repaid with interest. With the proceeds, the Company repaid Harrison Vickers for that portion of the secured promissory note. The remaining balance of the loans and the secured promissory note at the balance sheet date was $1,620,000.

Also, on that date, the Company entered into a Securities Purchase Agreement (the “HVW Agreement”) with HVW Holdings LLC (“HVW”).  Pursuant to the Agreement the Company agreed to sell to HVW an aggregate of 308,166 shares of the Company’s Common Stock and 32,300 shares of preferred stock of the Company which pursuant to the terms thereof will be convertible into 32,300,000 shares of the Company’s common stock.  The consideration under the HVW Agreement was certain services to be rendered by HVW to the Company pursuant to a management agreement (the “Management Agreement”) entered into between the Company and HVW on September 6, 2013.   Please see our Form 8-K filed on September 10, 2013 for more detail on this transaction.

On September 13, 2013, Mr. Sharp resigned as Officer and Director, and James Giordano was named Chief Executive Officer and Director, and Dennis Mihalatos was named Chief Operating Officer. Please see our Form 8-K filed on September 18, 2013 for further detail.

The Company’s revised business model is making commercial secured real estate loans under advantageous and risk averse terms. We provide alternative funding solutions to borrowers who may not qualify with conventional lenders or may require faster turnaround.  Typical terms for loans are as follows: a) terms are generally for one year but may be extended to three years; b) interest rates are above market and adjustable upward; c) loans are interest only; d) loan to value (“LTV”) below 60%; e) loan secured by a first lien; f) all expenses, costs and fees incurred are paid for by the borrower. The Company anticipates additional opportunities through loan default, foreclosure, selected development, ownership and property management.

We believe the returns we shall get are more than commensurate with the risks offered by the short-term nature of the loans, above market interest rates and low loan to value (“LTV”) of our loans.  We may charge above average interest rates due to our efficiency in providing loans and our knowledge in conducting due diligence accurately and timely.

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

Results of Operations for the Three Months Ended September 30, 2013 As Compared to September 30, 2012

Commensurate with the change in business model described, under “General” above, the Company generated $13,320 in revenues for the three months ended September 30, 2013.  These were the initial revenues associated with the purchase of real estate loans.  These revenues were offset by interest expense in the same amount.  There were no revenues earned during the period ended September 30, 2012.

Professional fees increased $1,770 in 2013 versus 2012, primarily due to increased auditing and accounting fees of $2,000 due to payments of previously unaccrued fees. These fees were partially offset by decreased state income taxes of $250.

Compensation expense increased $208,788 due to accruals to our former Chairman and Chief Executive Officer for services renderered.

Management fees increased $145,879 due to the commencement of operations under the new business model. See General above

Consulting fees increased $72,474 due to the establishment of a consulting agreement with an advisory firm.  Consulting matters to be addressed are fund raising, financial reporting and general corporate matters.

General and administrative expenses increased $434 due to a greater level of miscellaneous payments.

Liquidity and Capital Resources

Our cash balance at September 30, 2013 was $215, a decrease of $2,491 from $2,706 at June 30, 2013.

We have limited capital resources, as, among other things, we are a development stage company with a limited operating history. We have generated limited revenues to date and may not be able to generate sufficient revenues to become profitable in the future.

The report of our independent registered public accounting firm on our financial statements for the fiscal year ended June 30, 2013 contains an explanatory paragraph regarding our ability to continue as a going concern based on our history of net losses since our inception.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period, the Company issued 95,000 shares of Series A Preferred stock and 32,500 warrants exercisable at $.05 for a period of three years.

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

Date: November 14, 2013

/s/ James Giordano

James Giordano

Chairman of the Board,

Chief Executive Officer, Principal Financial Officer and

Principal Accounting Officer