Form 10-Q
period 2013-12-31
HARRISON VICKERS & WATERMAN INC
filed 2014-02-14
CIK 1472847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

  X .QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the six month period ended December 31, 2013

      .TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

HARRISON VICKERS AND WATERMAN INC.

(Exact name of registrant as specified in its charter)

Nevada	26-2883037
(State or jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4224 White Plains Road, 3rd floor Bronx, New York 10467	(203) 340-4123
Address of registrant’s principal executive offices	Registrant’s telephone number including

Securities registered under Section 12(b) of the Exchange Act:   None

Securities registered under Section 12(g) of the Exchange Act: Common stock, par value $0.0001 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      . No  X ...

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of November 12, 2013: not applicable

As of February 14, 2014 the registrant had 124,986,367 outstanding shares of Common Stock (on a post forward-split basis).

Harrison Vickers and Waterman Inc.

(Formerly Sharp Performance, Inc.)

December 31, 2013 and 2012

Index to the consolidated financial statements

Harrison Vickers and Waterman Inc.

Consolidated Balance Sheets

	December 31, 2013	June 30, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$251	$2,706
Real estate loans receivable	1,470,000	-

Total Current Assets	1,470,251	2,706

Total Assets	$1,470,251	$2,706

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accrued expenses	$3,732	$4,629
Promissory note payable	1,470,000	-
Due to investor	36,628	-
Notes payable - investor	7,500	-
Advances from related party	-	34,627

Total Current Liabilities	1,517,860	39,256

Total Liabilities	1,517,860	39,256

STOCKHOLDERS' DEFICIT:
Preferred stock par value $0.0001: 1,000,000 shares authorized;
100,000 shares designated as Series A 8% Convertible Preferred Stock
Series A 8% Convertible preferred par value $0.0001 per share: stated value $1,000 per share;
95,000 and 0 shares issued and outstanding, respectively	10	-
Common stock par value $0.0001: 2,000,000,000 shares authorized;
124,986,367 and 1,634,993,250 shares issued and outstanding, respectively	12,499	163,499
Additional paid-in capital	417,720	(159,649)
Accumulated deficit	(477,838)	(40,400)

Total Stockholders' Deficit	(47,609)	(36,550)

Total Liabilities and Stockholders' Deficit	$1,470,251	$2,706

See accompanying notes to the consolidatated financial statements.

Harrison Vickers and Waterman Inc.

Consolidated Statements of Operations

	For the Three Months Ended	For the Three Months Ended
	December 31,	December 31,
	2013	2012
	(Unaudited)	(Unaudited)

REVENUES	$-	$-

Interest Income	47,915	-
Interest Expense	(47,915)	-

NET REVENUES	-	-

OPERATING EXPENSES:
Professional fees	2,000	1,805
General and administrative expenses	5,464	30

Total operating expenses	7,464	1,835

LOSS FROM OPERATIONS	(7,464)	(1,835)

OTHER INCOME (EXPENSE)
Interest Expense	(369)	-

Total Other (Income) Expense	(369)	-

LOSS BEFORE INCOME TAX PROVISION	(7,833)	(1,835)

INCOME TAX PROVISION	-	-

NET LOSS	$(7,833)	$(1,835)

NET LOSS PER COMMON SHARE
- basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding
- basic and diluted	124,986,367	1,634,993,250

See accompanying notes to consolidated financial statements

Harrison Vickers and Waterman Inc.

Consolidatated Statements of Operations

	For the Six Months Ended	For the Six Months Ended
	December 31,	December 31,
	2013	2012
	(Unaudited)	(Unaudited)

REVENUES	$-	$-

Interest Income	61,235	-
Interest Expense	(61,235)	-

NET REVENUES	-	-

OPERATING EXPENSES:
Professional fees	4,000	2,035
Compensation - Officer	208,788	-
Management fees	145,879	-
Consulting fees	72,474	-
General and administrative expenses	5,928	60

Total operating expenses	437,069	2,095

LOSS FROM OPERATIONS	(437,069)	(2,095)

OTHER INCOME (EXPENSE)
Interest Expense	(369)	-

Total Other (Income) Expense	(369)	-

LOSS BEFORE INCOME TAX PROVISION	(437,438)	(2,095)

INCOME TAX PROVISION	-	-

NET LOSS	$(437,438)	$(2,095)

NET LOSS PER COMMON SHARE
- basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding
- basic and diluted	683,084,911	1,634,993,250

See accompanying notes to consolidated financial statements

Harrison Vickers and Waterman Inc.

Consolidated Statement of Stockholders’ Deficit

For the Year Ended June 30, 2013 and for the Interim Period Ended December 31, 2013

(Unaudited)

	Series A Preferred Stock Par Value $0.0001		Common Stock Par Value $0.0001
	Number of Shares	Amount	Number of Shares	Amount	Additional paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit

Balance, June 30, 2012	-	$-	1,634,993,250	$163,499	$(159,649)	$(35,085)	$(31,235)

Net loss	-	-	-	-	-	(5,315)	(5,315)

Balance, June 30, 2013	-	-	1,634,993,250	163,499	(159,649)	(40,400)	(36,550)

Retirement of common shares	-	-	(1,610,006,750)	(161,000)	161,000	-	-
Issuance of common shares for compensation	-	-	99,999,867	10,000	(8,621)	-	1,379
Issuance of Series A Preferred Stock for compensation	95,000	10	-	-	424,990	-	425,000

Net loss	-	-	-	-	-	(437,438)	(437,438)

Balance, December 31, 2013	95,000	$10	124,986,367	$12,499	$417,720	$(477,838)	$(47,609)

See accompanying notes to consolidated financial statements

Harrison Vickers and Waterman Inc.

Consolidatated Statements of Cash Flows

	For the Six Months Ended December 31, 2013	For the Six Months Ended December 31, 2012
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(437,438)	$(260)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Common stock issued for compensation	1,379	-
Series A Preferred Stock issued for compensation	425,000	-
Changes in operating assets and liabilities:
Real estate loans	330,000	-
Accrued expenses	(897)	(2,630)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	318,044	(2,890)

CASH FLOWS FROM FINANCING ACTIVITIES:
Amounts received from related party	2,001	2,860
Payment on promissory note payable	(330,000)	-
Issuance of notes payable - investor	7,500	-

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(320,499)	2,860

NET CHANGE IN CASH	(2,455)	(30)

Cash at beginning of period	2,706	3,000

Cash at end of period	$251	$2,970

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of real estate loans for debt, net	$1,800,000	$-

See accompanying notes to consolidated financial statements

HARRISON VICKERS AND WATERMAN INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2013 AND 2012

(Unaudited)

Note 1 - Nature of Business and Summary of Significant Accounting Policies

Organization

Harrison Vickers and Waterman Inc. (the “Company”) and Sharp Performance Associates LLC (“LLC”) were incorporated on June 5, 2008 (Date of Inception) under the laws of the State of Nevada.   There were no operations or assets prior to that date.  We accounted for the acquisition of LLC by the Company on June 5, 2008 as an exchange of shares under common control for 100% ownership of LLC and the right to the GT-33 customization package of LLC.   LLC was created solely as a separate entity to hold the rights of the GT-33 package.   All financial information is presented as if the acquisition occurred on the Date of Inception.

Nature of Operations

We were incorporated on June 5, 2008, under the laws of the State of Nevada. On that date, we acquired a 100% ownership interest in Sharp Performance Associates, LLC and the rights to the GT-33 customization package from the sole owner Robert J Sharp.  We issued Mr. Sharp 5,000,000 shares in consideration for this acquisition.

While the American automotive industry has made substantial improvement since the period of our incorporation, the demand for our services was not that substantial, and as such, the Company decided to change its business model.

Commencing in the first quarter of Fiscal 2014, the Company’s revised business model is making commercial secured real estate loans under advantageous and risk averse terms.  We provide alternative funding solutions to borrowers who may not qualify with conventional lenders or may require faster turnaround.  Typical terms for loans are as follows: a) terms are generally for one year but may be extended to three years; b) interest rates are above market and adjustable upward; c) loans are interest only; d) loan to value (“LTV”) below 60%; e) loan secured by a first lien; f) all expenses, costs and fees incurred are paid for by the borrower. The Company anticipates additional opportunities through loan default, foreclosure, selected development, ownership and property management.

We believe the returns we shall get are more than commensurate with the risks offered by the short-term nature of the loans, above market interest rates and low loan to value (“LTV”) of our loans.  We may charge above average interest rates due to our efficiency in providing loans and our knowledge in conducting due diligence accurately and timely.

The Company is protected from a large decline in property values, as was seen during the Financial Crisis of 2008 and 2009, by the short-term nature of the loans and the LTV.  We believe the returns we shall get are more than commensurate with the risks taken with each individual loan.  We may charge above average interest rates due to our efficiency in providing loans and our expertise in conducting due diligence accurately and quickly.

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

NOTE 2 - Summary of Significant Accounting Policies

Basis of Presentation

The Company reports revenue and expenses using the accrual method of accounting for financial and tax reporting purposes. These unaudited financial statements should be read in conjunction with the financial statements attached to this report.

The report of the Company's independent registered public accounting firm on the Company's financial statements for the fiscal years ended June 30, 2013 and 2012 contains an explanatory paragraph regarding the Company's ability to continue as a going concern based upon the Company's history of net losses since its inception.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

Cash and Cash Equivalents

For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  At December 31, 2013 and June 30, 2013, all cash and cash equivalents were included as bank deposits.  Checks written but not cleared through the bank are deemed as paid.  Bank reconciliations between accounting and bank records have been undertaken to verify balances.

Preferred stock

The issuance of the preferred shares was in consideration for the following:

a.

compensation expense to our former Chairman, Chief Executive and Director for services rendered;

b.

consulting fees to be paid to an advisory firm over a twelve month period, and

c.

and management fees to be HVW Holdings LLC.

Management has utilized the services of a financial advisory firm (“advisory firm”) to assist in the valuation of the preferred stock.  Management believes that the valuation analysis and methodology reasonably supports the value and projected performance of the preferred stock. Management believes this valuation methodology presents an appropriate approach in accordance with GAAP.

The advisory firm uses a proprietary methodology to determine the present value of the expected cash flows under various scenarios. The ultimate valuation is predicated upon the weighted average probability of these scenarios occurring using Monte Carlo analysis and the valuation under each scenario. The valuation of the preferred stock required the use of significant assumptions and estimates, including assumptions about growth rates, estimated valuations of the equity and discount rates.

On November 4, 2013, the current owners of  the Preferred stock agreed that their conversion terms would not be adjusted for the forward split of October 22, 2013.

Revenue Recognition

The Company relies on Accounting Standard Codification 604, “Revenue Recognition,” (“ASC 604”) to recognize its revenue. ASC 604 states that revenue generally is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller’s price to the buyer is fixed or determinable, and (4) collectability is reasonably assured.

Professional Fees

Professional fees are comprised mostly of audit, legal and consulting expenses. Audit Expense represents expenses accrued in association with the attest function of the Independent auditor.

Compensation Expense

Compensation expense is for the issuance of preferred stock to our prior Chief Executive Officer, Chairman of the Board and sole Director

Management Fees

Management fees are paid for servicing of the real estate loan portfolio.

Consulting Fees

Consulting fees are for services provided by an advisor in regards to strategic alternatives.

General and Administrative Expenses

General and Administrative expenses are predominately compensation expense to our former Chairman, Chief Executive and Director,  Management fees to our principals, EDGAR filing fees,  corporate income taxes and State incorporation fees.

Advertising Expense

The Company has not incurred any advertising expense and does not plan to incur advertising expenses in the future.

Earnings per share

In accordance with Accounting Standards Codification 260, “Earnings per Share,” the Company presents basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing net income attributable to holders of common shares by the weighted average number of common shares outstanding during the year.  Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares.  As of the Balance Sheet date, there are no dilutive securities.

Income Taxes

The Company records income tax expense as incurred.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes will be classified as current or non-current, depending on the classification of assets and liabilities to which they relate.

Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

Recent Pronouncements

Pursuant to Accounting Standards Codification 323-10, “Equity Methods and Joint Ventures”, all entities may elect to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

Pursuant to Accounting Standards Codification 730, “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities” (“ASC 730”) which is effective for fiscal years beginning after December 15, 2007. ASC 730 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts will be recognized as an expense as the goods are delivered or the related services are performed. The Company does not expect the adoption of ASC 730 to have a material impact on the financial results of the Company.

NOTE 3 - Loan from Related Party and Due to Institutional Investor

Since Inception, the Company has received loans from its former Chairman and Chief Executive Officer, Robert J Sharp, for various operating expenses including the payment of  taxes, SEC filing expenses,  incorporation fees and audit costs. During the nine months ended December 31, 2013, Mr. Sharp lent the Company an additional $2,001. The loans bear no interest and are due on demand.

On September 1, 2013, Mr. Sharp assigned his rights to an Institutional investor.  The underlying terms of the Loan did not change.

These amounts are non-interest bearing and relate to the payment of operating expenses. Pursuant to Accounting Standards Codification 230, “Statement of Cash Flows,” these are reported as Cash flows from Financing activities.

NOTE 4- Promissory Note Payable

On October 9, 2013, an Institutional Investor loaned the Company $2,500.  The note was issued with a ten percent Original Issue Discount (“OID”) and matures on July 30, 2014.  The OID will be amortized into interest expense pro-rata over the life of the Note.

On October 23, 2013, an Institutional Investor loaned the Company another $5,000.  The note was issued with a ten percent OID and matures on July 30, 2014.  The OID will be amortized into interest expense pro-rata over the life of the Note.

At the Balance Sheet date, there is $171 and $362 left to be amortized on the October 9 and October 23 Notes, respectively

NOTE 5 - Stockholder’s Equity

The Company is authorized to issue 1,000,000 shares of preferred stock and 2,000,000,000 shares of common stock at $0.0001 par value.

Common Stock

During the most recent fiscal quarter, the following transactions occurred in regards to Common stock:

a.

On September 6, 2013, Mr. Sharp retired 4,961,500 shares of common stock;

b.

The Company issued 308,166 shares of common stock to HVW Holdings LLC on September 6, 2013. Please see our Form 8-K filed September 10, 2013 for further detail.

c.

On October 24, 2013, the Company effectuated a forward split of 324.5:1. See our Form 8-K filed October 25, 2013 for further detail

Preferred Stock

The company issued 95,000 shares of Series A Preferred stock on December 31, 2013.  Each share of Preferred stock is convertible into 1,000 shares of common stock of the Company. Please see our Form 8-K filed September 10, 2013 for further detail.

Using the services of an outside firm, the Company valued the Preferred stock at $425,000.  The par value of the preferred stock, $10, was recorded on the Balance sheet.   The remaining $424,990 was accounted for as additional paid-in capital.

NOTE 6- Warrants and Options

Warrants

The Company issued 32,500 warrants on September 6, 2013 and will expire on September 6, 2016. The warrants have an exercise price of $.05.  Due to the value of the warrants versus the overall capital structure, the Company did not allocate any value to the issuance of the warrants.

Stock Options

On October 24, 2013, the Company created the 2013 Equity Incentive Plan (the “Plan.”)  The aggregate number of shares of Common stock that may be issued under the Plan shall not exceed five million (5,000,000) shares.  Please see our Form 8-K filed on October 25, 2013 for further detail.

NOTE 7 - Commitments and Contingencies

The Company is not presently involved in any litigation.

NOTE 8 – Subsequent Events

Issuance of debt

On January 28, 2014, the Company issued a promissory note (the “Note”) in consideration for $5,000 received from an institutional investor.  The Note matures on June 30, 2014 and bears interest at a rate of ten percent, 10%, per annum.

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

General

Our principal executive office is located at 4224 White Plains Road, 3rd Floor, Bronx, New York 10467; our telephone number is (203) 340-4123. Our fiscal year end is June 30th.

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

Specifically, the Company decided that a rebounding United States real estate market presented a promising opportunity, and on September 6, 2013, the Company purchased from Harrison Vickers and Waterman LLC (“Harrison Vickers”) certain real estate loans in the amount of $1,800,000.  The Company issued a secured promissory note as consideration for the loans. The Note is due on December 31, 2014.  During the first six months of the fiscal year, $330,000 of the real estate loans were repaid with interest. With the proceeds, the Company repaid Harrison Vickers for that portion of the secured promissory note. The remaining balance of the loans and the secured promissory note at the balance sheet date was $1,470,000.

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

On December 8, 2013, Mr. Mihalatos resigned as Chief Operating Officer. Please see our Form 8-K filed on December 8, 2013 for further detail.

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

Results of Operations for the Three Months Ended December 31, 2013 As Compared to December 30, 2013

Commensurate with the change in business model described, under “General” above, the Company generated $47,915 in revenues for the three months ended December 31, 2013.  These were the initial revenues associated with the purchase of real estate loans.  These revenues were offset by interest expense in the same amount.  There were no revenues earned during the period ended December 31, 2012.

Professional fees increased $195 for the three month period ended December 31, 2013 versus December 31, 2012, primarily due to increased legal fees associated with the filing of the reverse split with regulatory authorities as well as required legal work in accordance with the new business model.  This was partially offset by higher auditing and accounting fees in the prior period.

General and administrative expenses increased $5,434 due to the following:

a.

Payments to the State of Nevada of $1,715 to effectuate the reverse split, change in par value and other filing expenses;

b.

Payments of SEC filing fees of $1,575 and,

c.

Payments of transfer agent fees predominately associated with the reverse split of $1,716

Results of Operations for the Six Months Ended December 31, 2013 As Compared to December 30, 2013

Commensurate with the change in business model described, under “General” above, the Company generated $61,235 in revenues for the six months ended December 31, 2013.  These were the initial revenues associated with the purchase of real estate loans.  These revenues were offset by interest expense in the same amount.  There were no revenues earned during the period ended December 31, 2012.

Professional fees increased $1,965 for the six month period ended December 31, 2013 versus December 31, 2012, primarily due to increased legal fees associated with the filing of the reverse split with regulatory authorities as well as required legal work in accordance with the new business model.  This was partially offset by higher auditing and accounting fees in the prior period.

Compensation expense increased $208,788 due to accruals to our former Chairman and Chief Executive Officer for services rendered.

Management fees increased $145,879 due to the commencement of operations under the new business model. See General above

Consulting fees increased $72,474 due to the establishment of a consulting agreement with an advisory firm.  Consulting matters to be addressed are fund raising, financial reporting and general corporate matters.

General and administrative expenses increased $5,868 principally due to the following:

a.

Payments and accruals to the State of Nevada of $2,099 to effectuate the reverse split, change in par value and other filing expenses;

b.

Payments of SEC filing fees of $1,575 and,

c.

Payments of transfer agent fees predominately associated with the reverse split of $1,716

Liquidity and Capital Resources

Our cash balance at December 31, 2013 was $251, a decrease of $2,455 from $2,706 at June 30, 2013.

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

We do not believe that wehave sufficient funds on hand to fully implement our business operations or to meet our cash obligations for the next 12-month period. As a result, we may need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock or debt financing. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through issuance of debt to meet our obligations over the next 12 months. We do not have any arrangements in place for any future equity financing.

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

Date: February 14, 2014

/s/ James Giordano
James Giordano
Chairman of the Board,
Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer