Form 10-Q
period 2014-03-31
HARRISON VICKERS & WATERMAN INC
filed 2014-05-14
CIK 1472847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

  X .  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the six month period ended March 31, 2014

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

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes       .. No   X ..

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      ..No   X ..

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X .   No        ..

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes       .. No   X .

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of May 14, 2014: not applicable

As of May 14, 2014 the registrant had 124,986,367 outstanding shares of Common Stock (on a post forward-split basis).

Harrison Vickers and Waterman Inc.

(Formerly Sharp Performance, Inc.)

March 31, 2014 and 2013

Index to the consolidated financial statements

Contents

Page(s)

Consolidated Balance Sheets at March 31, 2014 (unaudited) and June 30, 2013

4

Consolidated Statements of Operations for the Three Months Ended March 31, 2014 and 2013 (unaudited)

5

Consolidated Statements of Operations for the Nine Months Ended March 31, 2014 and 2013 (unaudited)

6

Consolidated Statement of Stockholders’ Deficit for Year Ended  June 30, 2013 and for the Period Ended March 31, 2014 (unaudited)   7

Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2014 and 2013 (unaudited)

8

Notes to the Consolidated Financial Statements (unaudited)

9

Harrison Vickers and Waterman Inc.
Consolidated Balance Sheets

	March 31, 2014	June 30, 2013
ASSETS
CURRENT ASSETS:
Cash	$129	$2,706

Real Estate Loans due within one year	1,470,000	-
Prepaid expenses	-	-

Total Current Assets	1,470,129	2,706

	$1,470,129	$2,706

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accrued expenses	$3,774	$4,629
Due to Institutional Investor	36,628	-
Promissory Notes Payable-Short term	13,064	-
Advances from related party	-	34,627

Total Current Liabilities	53,466	39,256

Promissory Note payable	1,470,000	-

Total Non-Current Liabilities	1,470,000	-

Total Liabilities	1,523,466	39,256

STOCKHOLDERS' EQUITY/(DEFICIT):

Preferred stock par value $0.0001: 1,000,000 shares authorized; 100,000 shares designated as Series A 8% Convertible Preferred Stock Series A 8% Convertible preferred stock par value $0.0001: stated value $1,000 per share; 95,000 and 0 shares issued and outstanding, respectively	10	-
Common stock par value $0.0001: 2,0,000,000,000 shares authorized; 124,986,367 and 1,634,993,250 shares issued and outstanding respectively	12,499	163,499
Additional paid-in capital	417,720	(159,649)
Accumulated Deficit	(483,566)	(40,400)

Total Stockholders' Deficit	(53,337)	(36,550)

	$1,470,129	$2,706

See accompanying notes to the consolidated financial statements.

Harrison Vickers and Waterman Inc.
Consolidated Statements of Operations

	For the Three Months	For the Three Months
	Ended	Ended
	March 31, 2014	March 31, 2013
	(unaudited)	(unaudited)

REVENUES	$-	$-

Interest Income	43,496	-
Interest Expense	(43,496)	-

NET REVENUES	-	-

OPERATING EXPENSES:
Professional fees	3,750	1,728

General and administrative expenses	1,372	30

Total operating expenses	5,122	1,758

LOSS FROM OPERATIONS	(5,122)	(1,758)

OTHER INCOME /(EXPENSE)
Interest Expense	(606)	-

Total Other (Income) Expense	(606)	-

LOSS BEFORE INCOME TAX PROVISION	(5,728)	(1,758)

INCOME TAX PROVISION	-	-

NET LOSS	$(5,728)	$(1,758)

NET LOSS PER COMMON SHARE
- basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding
- basic and diluted	124,986,367	1,634,993,250

See accompanying notes to the consolidated financial statements.

Harrison Vickers and Waterman Inc.
Consolidated Statements of Operations

	For the Nine Months	For the Nine Months
	Ended	Ended
	March 31, 2014	March 31, 2013
	(unaudited)	(unaudited)

REVENUES	$-	$-

Interest Income	104,730	-
Interest Expense	(104,730)	-

NET REVENUES	-	-

OPERATING EXPENSES:
Professional fees	7,750	3,763
Compensation	208,788	-
Management fees	145,879	-
Consulting fees	72,474	-
General and administrative expenses	7,300	90

Total operating expenses	442,191	3,853

LOSS FROM OPERATIONS	(442,191)	(3,853)

OTHER INCOME /(EXPENSE)
Interest Expense	(975)	-

Total Other (Income) Expense	(975)

LOSS BEFORE INCOME TAX PROVISION	(443,166)	(3,853)

INCOME TAX PROVISION	-	-

NET LOSS	$(443,166)	$(3,853)

NET LOSS PER COMMON SHARE
- basic	$(0.00)	$(0.00)

Weighted average common shares outstanding
- basic	499,770,075	1,634,993,250

See accompanying notes to the consolidated financial statements.

Harrison Vickers and Waterman Inc.
Consolidated Statement of Stockholders' Deficit
For the Year Ended June 30, 2013 and for the Interim Period Ended March 31, 2014
(Unaudited)

	Series A Preferred Stock		Common Stock
	Par Value $0.0001		Par Value $0.0001		Additional		Total
	Number of		Number of		paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, June 30, 2012	-	$-	1,634,993,250	$163,499	$(159,649)	$(35,085)	$(31,235)

Net loss	-	-	-	-	-	(5,315)	(5,315)

Balance, June 30, 2013	-	-	1,634,993,250	163,499	(159,649)	(40,400)	(36,550)

Retirement of common shares	-	-	(1,610,006,750)	(161,000)	161,000	-	-
Issuance of common shares for compensation	-	-	99,999,867	10,000	(8,621)	-	1,379
Issuance of Series A Preferred Stock for compensation	95,000	10	-	-	424,990	-	425,000

Net loss	-	-	-	-	-	(443,166)	(443,166)

Balance, March 31, 2014	95,000	$10	124,986,367	$12,499	$417,720	$(483,566)	$(53,337)

See accompanying notes to the consolidated financial statements.

Harrison Vickers and Waterman Inc.
Consolidated Statements of Cash Flows

	For the Nine Months	For the Nine Months
	Ended	Ended
	March 31, 2014	March 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(443,166)	$(3,853)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Common stock issued for compensation	1,379	-
Series A Preferred Stock issued for compensation	425,000	-
Changes in operating assets and liabilities:
Real estate loans	330,000	-
Accrued expenses	(855)	(1,157)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	312,358	(5,010)

CASH FLOWS FROM FINANCING ACTIVITIES:
Amounts received from related party	2,001	4,420
Payment on promissory note payable	(330,000)	-
Issuance of notes payable - investor	13,064	-

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(314,935)	4,420

NET CHANGE IN CASH	(2,577)	(590)
Cash at beginning of reporting period
	2,706	3,000

Cash at end of reporting period	129	2,410

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	-	-
Income tax paid	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of real estate loans for debt, net	$1,800,000	$-

 Harrison Vickers and Waterman Inc.

(Formerly Sharp Performance, Inc.)

March 31, 2014 and 2013

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

Sharp Performance, Inc.

Sharp Performance, Inc. (the “Sharp”) was incorporated on September 5, 2008 under the laws of the State of Nevada for the sole purpose of acquiring all of the outstanding membership units of Sharp Performance Associates LLC. Upon formation, the Company issued an aggregate of 5,000,000 shares of the newly formed corporation’s common stock to the member of the LLC for all of the outstanding membership units of Sharp Performance Associates LLC. No value was given to the stock issued by the newly formed corporation. Therefore, the shares were recorded to reflect the $0.0001 par value and paid in capital was recorded as a negative amount of ($500). The acquisition process utilizes the capital structure of the Company and the assets and liabilities of Sharp Performance Associates LLC, which are recorded at historical cost.

Sharp applied paragraph 505-10-S99-3 of the FASB Accounting Standards Codification, by reclassifying the LLC member’s capital account inclusive of capital contributions and the LLC’s undistributed earnings and losses as of September 5, 2008 to additional paid-in capital. There was no reclassification of the LLC member’s capital account as the LLC was newly formed with no capital contribution.

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

Certificate of Amendment of the Articles of Incorporations

On October 24, 2013 the Company filed a Certificate of Amendment to amend its Articles of Incorporation (the “Actions”) to: (i) change the name of the Company to Harrison Vickers & Waterman Inc. (the “Company”); (ii) increase the number of shares of authorized common stock of the Corporation from 74,000,000 to 2,000,000,000 shares; and (iii) effect a forward stock split of our common stock at a ratio determined by our Board of Directors of 324.5 for 1.

All shares and per share amounts in the consolidated financial statements have been adjusted to give retroactive effect to the Stock Split and the change in authorized stock.

Note 2 - Significant and Critical Accounting Policies and Practices

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

(ii)

Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

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

Commitment and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended March 31, 2014 or 2013.

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

There were no potentially outstanding dilutive common shares for the reporting period ended March 31, 2014 or 2013.

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

Recently Issued Accounting Pronouncements

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this Update change the requirements for reporting discontinued operations in Subtopic 205-20.

Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” The ASU states that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity. Although “major” is not defined, the standard provides examples of when a disposal qualifies as a discontinued operation.

The ASU also requires additional disclosures about discontinued operations that will provide more information about the assets, liabilities, income and expenses of discontinued operations. In addition, the ASU requires disclosure of the pre-tax profit or loss attributable to a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements.

The ASU is effective for public business entities for annual periods beginning on or after December 15, 2014, and interim periods within those years.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 – Going Concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the consolidated financial statements, the Company had an accumulated deficit at March 31, 2014 and a net loss for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to further implement its business plan and generate sufficient revenue; however, the Company’s cash position may not be sufficient to support its daily operations.  While the Company believes in the viability of its strategy to further implement its business plan and generate sufficient revenue and in its ability to raise additional funds by way of a public or private offering, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

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

During the interim period ended December 31, 2013, the Company received payment on and paid down $330,000 of the Loans.

Note 5 –Notes Payable - Investor

On October 9, 2013, the Company issued a promissory note in consideration for $2,500 received from an investor.  The Note matures on June 30, 2014 and bears interest at ten percent per annum.

On October 23, 2013, the Company issued a promissory note in consideration for $5,000 received from an investor.  The Note matures on June 30, 2014 and bears interest at ten percent per annum.

On January 31, 2014, the Company issued a promissory note in consideration for $5,000 received from an investor.  The Note matures on January 31, 2015 and bears interest at ten percent per annum.

Note 6 – Related Party Transactions

Advances from Related Party

From time to time, a related party of the Company advances funds to the Company for working capital purposes. These advances are unsecured, non-interest bearing and due on demand.

Free Office Space

The Company has been provided office space by an officer of the Company at no cost.  The management determined that such cost is nominal and did not recognize the rent expense in its consolidated financial statements.

Note 7 – Due to Investor

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

Note 8 – Commitments and Contingencies

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

Note 9 – Stockholders’ Deficit

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

All shares and per share amounts in the consolidated financial statements have been adjusted to give retroactive effect to the Stock Split and the change in authorized stock.

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

The 95,000 shares issued of the A, 8% Convertible Preferred Stock were valued at $425,000 in aggregate, $208,206, $144,500 and $72,474 of which were booked as compensation – officer, management fees and consulting fees, respectively.

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

Equity Incentive Plan

On October 24, 2013, the Company created the 2013 Equity Incentive Plan (the “Plan.”)  The aggregate number of shares of Common stock that may be issued under the Plan shall not exceed five million (5,000,000) shares.

Note 10 – Subsequent Events

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

Results of Operations for the Three Months Ended March 31, 2014 As Compared to March 31, 2013

Commensurate with the change in business model described, under “General” above, the Company generated $43,496  in gross revenues for the three months ended March 31, 2014.  These were the initial revenues associated with the purchase of real estate loans.  These revenues were offset by interest expense in the same amount.  There were no revenues earned during the period ended March 31, 2013.

Professional fees increased $2,022 for the three month period ended March 31, 2014 versus March 31, 2013, primarily due to increased legal fees associated with the filing of the reverse split and audit expenses.

General and administrative expenses increased $1,372 due to the following:

a.

Payments to the State of Connecticut of $250 for corporation tax;

b.

Payments to the State of Nevada of $384 for annual incorporation fee to effectuate the reverse split, change in par value and other filing expenses;

c.

Payments of SEC filing fees and transfer agent fees of $280 and,

d.

Travel and Entertainment expense of $407

Results of Operations for the Nine Months Ended March 31, 2014 As Compared to March 31, 2013

Commensurate with the change in business model described, under “General” above, the Company generated $104,730 in revenues for the nine months ended March 31, 2014.  These were the initial revenues associated with the purchase of real estate loans.  These revenues were offset by interest expense in the same amount.  There were no revenues earned during the period ended March 31, 2013.

Professional fees increased $3,987 for the nine month period ended March 31, 2014 versus March 31, 2013, primarily due to increased legal fees associated with the filing of the reverse split and the implementation of the new business model. Additionally, there were higher auditing and accounting fees.

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

General and administrative expenses increased $7,120 principally due to the following:

a.

Payments and accruals to the State of Nevada of $2,483 to effectuate the reverse split, change in par value and other filing expenses;

b.

Payments of SEC filing fees of $1,855 and,

c.

Payments of transfer agent fees predominately associated with the reverse split of $1,716

Liquidity and Capital Resources

Our cash balance at March 31, 2014 was $129, a decrease of $2,577 from $2,706 at June 30, 2013.

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

We do not believe that we have sufficient funds on hand to fully implement our business operations or to meet our cash obligations for the next 12-month period. As a result, we may need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock or debt financing. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through issuance of debt to meet our obligations over the next 12 months. We do not have any arrangements in place for any future equity financing.

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

Date: May14, 2014 /s/ James Giordano James Giordano Chairman of the Board, Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer