Form 10-Q/A
period 2013-09-30
HARRISON VICKERS & WATERMAN INC
filed 2014-06-10
CIK 1472847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment #1

(Mark One)

  X .QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three month period ended September 30, 2013

      .TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

HARRISON VICKERS AND WATERMAN INC.

(Exact name of registrant as specified in its charter)

Nevada	26-2883037
(State or jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4224 White Plains Road, 3rd floor
Bronx, New York 10467
Address of registrant’s principal executive offices

(203) 340-4123
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  X . No      ..

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of November 14, 2013: not applicable

As of November  14, 2013 the registrant had 124,986,367 outstanding shares of Common Stock (on a post forward-split basis).

PART II
ITEM 6	EXHIBITS	4
SIGNATURES		4

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report of Harrison Vickers and Waterman, Inc. (the “Company”) on Form 10-Q for the period ended September 30, 2013, filed with the Securities and Exchange Commission on November 14, 2013 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

Other than the aforementioned, no other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART II – OTHER INFORMATION

ITEM 6.  EXHIBITS

Pursuant to Rule 601 of Regulation S-B, the following exhibits are included herein.

Exhibit Number	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act*
101	XBRL (eXtensible Business Reporting Language)**

* Incorporated by reference to the Company’s Form 10-Q filed with the SEC on November 14, 2013.

** Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 10, 2014

/s/ James Giordano

James Giordano

Chairman of the Board,

Chief Executive Officer, Principal Financial Officer and

Principal Accounting Officer

4