Form 10-Q/A
period 2013-12-31
HARRISON VICKERS & WATERMAN INC
filed 2014-06-10
CIK 1472847

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of February 14, 2014: not applicable

As of February 14, 2014 the registrant had 124,986,367 outstanding shares of Common Stock (on a post forward-split basis).

PART II
ITEM 6	EXHIBITS	4
SIGNATURES		4

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report of Harrison Vickers and Waterman, Inc. (the “Company”) on Form 10-Q for the period ended December 31, 2013, filed with the Securities and Exchange Commission on February 14, 2014 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

* Incorporated by reference to the Company’s Form 10-Q filed with the SEC on February 14, 2014.

** Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 10, 2014

/s/ James Giordano

James Giordano

Chairman of the Board,

Chief Executive Officer, Principal Financial Officer and

Principal Accounting Officer

4