Form 10-Q/A
period 2014-03-31
HARRISON VICKERS & WATERMAN INC
filed 2014-06-10
CIK 1472847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment #1

(Mark One)

  X .QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the nine month period ended March 31, 2014

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report of Harrison Vickers and Waterman, Inc. (the “Company”) on Form 10-Q for the period ended March 31, 2014, filed with the Securities and Exchange Commission on May 14, 2014 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

* Incorporated by reference to the Company’s Form 10-Q filed with the SEC on May 14, 2014.

** Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 10, 2014

/s/ James Giordano

James Giordano

Chairman of the Board,

Chief Executive Officer, Principal Financial Officer and

Principal Accounting Officer

4