Form 10-K/A
period 2013-06-30
HARRISON VICKERS & WATERMAN INC
filed 2014-06-16
CIK 1472847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Amendment 2

FORM 10-K/A

(Mark One)

  X .ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of October 11, 2013: not applicable

As of October 11, 2013 the registrant had 385,166 outstanding shares of Common Stock.

PART II
ITEM 6	EXHIBITS	5
SIGNATURES		5

EXPLANATORY NOTE

The purpose of this Amendment No. 2 to the Quarterly Report of Harrison Vickers and Waterman, Inc. (the “Company”) on Form 10-K for the period ended June 30, 2013, filed with the Securities and Exchange Commission on October 11, 2014 (the “Form 10-K”), is to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

Other than the aforementioned, no other changes have been made to the Form 10-K. This Amendment No. 2 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

* Incorporated by reference to the Company’s Form 10-Kfiled with the SEC on October 11, 2014.

** Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 16, 2014

/s/ James Giordano

James Giordano

Chairman of the Board,

Chief Executive Officer, Principal Financial Officer and

Principal Accounting Officer

5