Form 10-K
period 2014-06-30
HARRISON VICKERS & WATERMAN INC
filed 2014-10-09
CIK 1472847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

  X .ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

.

      .TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

HARRISON VICKERS AND WATERMAN INC.
(Exact name of registrant as specified in its charter)

Nevada	26-2883037
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4224 White Plains Road, 3rd floor Bronx, New York 10466	(203) 340-4123
Address of registrant’s Principal executive offices including Area code	Registrant’s telephone number

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

Yes      . No  X .

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of October 9, 2014 was approximately $1,816,875 based on $.05, the price at which the registrant’s common stock was last sold on that date. The registrant has provided this information as of October 9, 2014 because its common stock was not publicly traded as of the last business day of its most recently completed second fiscal quarter.

As of October 9, 2014 the registrant had 124,337,367 outstanding shares of Common Stock.

Documents incorporated by reference: None

As used in this Form 10-K, references to “the Company,” “we,” “our,” “ours” and “us” refers to Harrison Vickers and Waterman, Inc., unless otherwise indicated. In addition, references to “financial statements” are to our financial statements except as the context otherwise requires.

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

ITEM 1. BUSINESS

We were incorporated on June 5, 2008, under the laws of the State of Nevada. From inception until September 2013, our business focus was on the provision of consulting services to the American automotive industry. While the American automotive industry has made substantial improvement since the period of our incorporation, the demand for our services was not that substantial, and as such, we decided to change our business model. In September 2013, we shifted our focus to the commercial real estate industry and on September 6, 2013, we purchased from Harrison Vickers and Waterman LLC (“Harrison Vickers”) certain real estate loans in the amount of $1,800,000 in exchange for a secured promissory note in the principal amount of $1,800,000 due on December 31, 2014 that is secured by a pledge of the loans that were acquired. During the first six months of the fiscal year, $330,000 of the real estate loans were repaid with interest and we repaid a portion of the loan owed to Harrison Vickers. To date, $1,470,000 are owed under loans that we have acquired or issued. Of that amount, $400,000 is in default. See Note 4 of the Financial section of this report for more detail.

We are currently engaged in the making of commercial secured real estate loans to commercial borrowers under what we believe to be advantageous and risk averse terms. Our business model is to provide alternative funding solutions to borrowers who may not qualify with conventional lenders or may require faster turnaround by offering them commercial secured real estate loans with terms that are designed to be advantageous and otherwise risk averse to us. As we are based in the borough of the Bronx in New York City our geographic lending footprint and base is predominately in the tri state area (New York, New Jersey and Connecticut).Typical terms for loans are as follows: a) terms are generally for one year but may be extended to three years; b) interest rates are above market and adjustable upward; c) loans are interest only; d) loan to value below 60%; e) loan secured by a first lien; f) all expenses, costs and fees incurred are paid for by the borrower. Loans are brought to us through a network of professionals as well as brokers. We anticipate additional opportunities through loan default, foreclosure, selected development, ownership and property management.

Returns on our loans are designed to be more than commensurate with the risks offered by the short-term nature of the loans, above market interest rates and a low loan to value ratio of our loans. We also expect to be able to charge above average interest rates due to efficiencies in providing loans and our knowledge in conducting due diligence accurately and timely. Because of the nature, structure and characteristics of our loans, when and if borrowers enter into a default, our remedies are designed to produce significantly greater return on our assets than otherwise. We also at times may look to participate through equity ownership in projects that offer preferred risk adjusted returns. Whether solely lending or combining lending with an equity investment we expect to attain steady income and cash flow from our core loan portfolio with additional appreciation through equity ownership and/or project participation and development.

In order to further our real estate loan business, on September 6, 2013, we entered into a Securities Purchase Agreement (the “HVW Agreement”) with HVW Holdings LLC (“HVW”). Pursuant to the Agreement the Company agreed to sell to HVW an aggregate of 308,166 shares of the Company’s Common Stock and 32,300 shares of preferred stock of the Company which pursuant to the terms thereof will be convertible into 32,300,000 shares of the Company’s common stock. We also entered into a management agreement with HVW on September 6, 2013 (the “Management Agreement”), pursuant to which HVC agreed to render certain services to us and we agreed to sell to HVW an aggregate of 308,166 shares of our Common Stock and 32,300 shares of our preferred stock which is convertible into 32,300,000 shares of our common stock. The Management Agreement also provides that HVW will receive a management fee of two percent (2%) per annum of our average gross assets and that HVW will also receive twenty percent (20%) of the net incomes derived from the services under the Management Agreement.

On September 13, 2013, Mr. Sharp resigned as an Officer and Director, and James Giordano was named Chief Executive Officer and Director.

We were incorporated on June 5, 2008, under the laws of the State of Nevada. On October 24, 2013 we filed a Certificate of Amendment to amend our Articles of Incorporation to: (i) change the name of the company to Harrison Vickers and Waterman Inc.; (ii) increase our number of shares of authorized common stock from 74,000,000 to 2,000,000,000 shares; and (iii) effect a forward stock split of our common stock at a ratio determined by our Board of Directors of 324.5 for 1.

Our principal offices are located at 4224 White Plains Road, Bronx, New York 10466. Our website address is www.hvandw.com. The information contained in, and that can be accessed through, our website is not incorporated into and is not a part of this report. We make available on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K as soon as reasonably practicable after those reports are filed with the SEC. Our phone number is (203) 340-4123 and our facsimile number is (646) 417-7388. Our filings may also be read and copied at the SEC's Public Reference Room at 100 F Street NE, Room 1580 Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is www.sec.gov.

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

Our Prior Business

Prior to September 2013, we provided consulting services to the sales and marketing sectors of the automotive industry at, both the dealership and automotive manufacturing company level. In general, our services involved the following; the training of staff, development and implementation of general and specialty marketing strategies, assistance with dealership presentation, customer satisfaction improvement and the facilitation of strategic partnerships between our clients and Mr. Sharp’s contacts within the automotive and marketing industries. Areas that we addressed, included customer satisfaction, dealership presentation and marketing. We also specialized in innovative marketing solutions to bring the excitement of the racetrack into the showroom floor.

Marketing

We plan to market our products and services primarily through word of mouth marketing in the New York, New Jersey, Connecticut Tri-state area. We also plan to utilize the publicly traded financial markets as a source to raise capital. This should allow us to expand our loan offerings.

Revenue Streams

Currently, we have outstanding mortgages of $1,470,000, outstanding. We anticipate that these loans will be repaid within the next fiscal year. We are looking for new sources of financing to initiate new borrowings.

Competitive Business Conditions

We face considerable competition in our market areas for loans from other depository institutions. Many of our competitors have substantially greater resources, broader geographic markets, and higher lending limits than us and are also able to provide more services and make greater use of media advertising. In recent years, intense market demands, economic pressures, increased customer awareness of products and services, and the availability of electronic services have forced banking institutions to diversify their services and become more cost-effective.

Competition for loans comes from other commercial banks, savings institutions, insurance companies, consumer finance companies, credit unions, mortgage banking firms and other institutional lenders. Competition is affected by the availability of lendable funds, general and local economic conditions, market interest rates, and other factors that are not readily predictable.

Employees

As of October 9, 2014, we have one part time employee, Mr. Giordano. We anticipate that we will need to identify, attract, train and retain other highly skilled personnel to pursue our development program. Hiring for such personnel is competitive, and there can be no assurance that we will be able to retain our key employees or attract, assimilate or retain the qualified personnel necessary for the development of our business. On September 13, 2013 James Giordano, the managing member of HVW, was named Chief Executive Officer and Director, and Dennis Mihalatos was named Chief Operating Officer and Robert J. Sharp who up until such time served as President and the sole member of our Board of Directors resigned from all positions On December 8, 2013, Mr. Mihalatos resigned as our Chief Operating Officer.

ITEM 1A. RISK FACTORS

Our business is subject to numerous risk factors, including the following:

Risks Related to Our Business

Our business is difficult to evaluate because we are currently focused on a new line of business and have very limited operating history and limited information.

Our Company was incorporated on June 5, 2008, which makes an evaluation of us extremely difficult. In addition, we have recently shifted our focus from the automotive industry to real estate lending. There is a risk that we will be unable to successfully operate this new line of business or be able to successfully integrate it with our current management and structure. Our estimates of capital and personnel required for our new line of business are based on the experience of management and businesses they are familiar with. Our management has limited direct experience in our new lines of business. We are subject to the risks such as our ability to implement our business plan, market acceptance of our proposed business and services, under-capitalization, cash shortages, limitations with respect to personnel, financing and other resources, competition from better funded and experienced companies, and uncertainty of our ability to generate revenues. There is no assurance that our activities will be successful or will result in any revenues or profit, and the likelihood of our success must be considered in light of the stage of our development. Even if we generate revenue, there can be no assurance that we will be profitable. In addition, no assurance can be given that we will be able to consummate our business strategy and plans, as described herein, or that financial, technological, market, or other limitations may force us to modify, alter, significantly delay, or significantly impede the implementation of such plans. We have insufficient results for investors to use to identify historical trends or even to make quarter to quarter comparisons of our operating results. You should consider our prospects in light of the risk, expenses and difficulties we will encounter as an early stage company. Our revenue and income potential is unproven and our business model is continually evolving. We are subject to the risks inherent to the operation of a new business enterprise, and cannot assure you that we will be able to successfully address these risks.

We currently have limited revenues from our Real Estate Lending Business and may not generate any revenue in the near future, if at all from our operations.

We currently have generated limited revenues from the use of our real estate lending business. To date we have generated $330,000 from the repayment of the loans we acquired. However, there can be no assurance that future borrowers will repay their loans and not default. Therefore there can be no assurance that we will be profitable.

We may not be profitable.

We expect to incur operating losses for the foreseeable future. For the year ending June, 2014, we did not have any net revenues. For the year ending June 30, 2014, we sustained a net loss of $(564,377). To date, we have not generated significant revenue from our real estate lending business. Our ability to become profitable depends on our ability to have successful operations and generate and sustain revenues, while maintaining reasonable expense levels, all of which are uncertain in light of our limited operating history in our current line of business.

Our auditors have substantial doubt about our ability to continue as a going concern.

Our auditors’ report reflects the fact that the ability of our Company to continue as a going concern and expresses substantial doubt about our ability to continue as a going concern. This substantial doubt is due to our lack of committed funding and lack of revenue. Our consolidated audited financial statements, report a loss from operations of $(562,101) and a net loss of $(564,377) for the year ended June 30, 2014. If we are unable to continue as a going concern, you will lose your investment. You should not invest in us unless you can afford to lose your entire investment. See “Report of Independent Registered Public Accounting Firm” and the notes to our Financial Statements.

Our lack of operating history makes it difficult to accurately judge the credit performance of our loan portfolio and, as a result, increases the risk that the allowance for loan losses may prove inadequate.

Our lending services depend on the creditworthiness of our borrowers. While we will conduct general due diligence and a general review of the creditworthiness of each of our borrowers and their principals, this review requires the application of significant judgment by our management, which judgment may not be correct.

We will maintain an allowance for loan losses on our consolidated financial statements in an amount that reflects our judgment concerning the potential for losses inherent in our loan portfolio. Because we have not yet recorded any loan charge-offs, our reserve rate was developed independent of the historical performance of our loan portfolio. Because our lack of operating history and the relative lack of seasoning of our portfolio make it difficult to judge the credit performance of our portfolio, there can be no assurance that the estimates and judgment with respect to the appropriateness of our allowance for losses are accurate. Our allowance may not be adequate to cover credit losses in our portfolio as a result of unanticipated adverse changes in the economy or events adversely affecting specific clients, industries or markets. If our allowance for losses is not adequate, our net income will suffer, and our financial performance and condition could be significantly impaired.

There are general risks associated with the real estate industry.

We will own loans collateralized by real estate. Therefore, an investment in us is subject to certain risks associated with the real estate industry in general. These risks include, among others: possible declines in the value of real estate; risks related to general and local economic conditions; excessive renovation and construction costs or time for completion, possible lack of availability of mortgage funds; overbuilding; extended vacancies of properties; increases in competition, property taxes and operating expenses; changes in zoning laws; costs resulting from the clean-up of, and liability to third parties for damages resulting from, environmental problems; casualty or condemnation losses; uninsured damages from floods, earthquakes or other natural disasters; limitations on and variations in rents; and changes in interest rates. To the extent that our investments, or the assets underlying and collateralizing our investments, are concentrated geographically, by property type or in certain other respects, we may be subject to certain of the foregoing risks to a greater extent.

The success of our operations also depends to a significant extent upon a number of factors relating to business spending, including economic conditions affecting discretionary spending (such as earnings outlook, business conditions, interest rates and the availability of credit and taxation) for the economy as a whole and in regional and local markets. Any further deterioration in general economic conditions could have a material adverse effect on our business, financial condition and results of operations.

If construction or renovation of properties are not completed in a timely manner or the construction or renovation costs exceed the budgeted amounts, borrowers may not be able to complete construction or renovations in a timely manner if at all and may not be able to generate sufficient revenue from the property to repay their loans.

Some of the borrowers will be receiving loans to be used for construction on or renovation of properties. It is often difficult to determine the exact amount of money needed to complete construction or renovation as well as the amount of time. If the construction or renovation of such properties is not completed as anticipated, the borrower may be unable to generate enough revenue from the property to repay their loan and the value of the property that serves as collateral for the loans could be adversely affected, as well as the borrower’s ability to repay the loans in accordance with their terms.

Environmental conditions affecting the mortgaged properties may result in losses.

Real property pledged as security to a lender may be subject to environmental risks. Under the laws of some states, contamination of a property may give rise to a lien on the property to assure the costs of clean-up. In several states, this type of lien has priority over the lien of an existing mortgage or owner's interest against real property. In addition, under the laws of some states and under the federal Comprehensive Environmental Response, Compensation, and Liability Act of 1980, a lender may be liable, as an owner or operator, for costs of addressing releases or threatened releases of hazardous substances that require remedy at a property, if agents or employees of the lender have become sufficiently involved in the operations of the borrower, regardless of whether or not the environmental damage or threat was caused by a prior owner. A lender also risks liability on foreclosure of the mortgaged property.

Certain features of the loans may result in losses or cash flow shortfalls.

There are a number of features of the loans that create risks of loss, including the following:

•

The principals of the borrowers who are personally guaranteeing the loans may have less than perfect credit and may be more likely to default. A derogatory credit history or a lack of credit history of a guarantor will not necessarily prevent us from making a loan to a borrower but may reduce the size and the loan-to-value ratio of the loan we will make. As a result of these less restrictive standards, higher rates of delinquencies, defaults and losses may occur than if the loans were made in a more traditional manner.

•

The concentration of loans in specific geographic areas may increase the risk of loss. Economic conditions in the states where Borrowers are located may affect our delinquency, loss and foreclosure experience with respect to the loans. We anticipate that most or all of the loans will be secured by properties located in the tri-state area New York, New Jersey and Connecticut. These states may suffer economic problems or reductions in market values for residential properties that are not experienced in other states. Because of the concentration of mortgage loans in these states, those types of problems may have a greater effect on our results of operation than if the properties were more spread out in different geographic areas.

We intend to make loans to privately owned small and medium-sized companies, which present a greater risk of loss than larger companies.

Our loan portfolio will consist primarily of loans to small and medium-sized, privately owned companies. In fact, one of the loans we acquired in the principal amount of $400,000 is currently in default. See Note 4 of the Financial section of this report for more detail.

Compared to larger, publicly owned firms, these companies generally have more limited access to capital and higher funding costs, may be in a weaker financial position and may need more capital to completely implement their renovation projects. These financial challenges may make it difficult for borrowers to make scheduled payments of interest or principal on loans. Accordingly, advances made to these types of borrowers entail higher risks than advances made to companies that are able to access traditional credit sources.

Numerous factors may affect a borrower’s ability to make scheduled payments on its loan, including the failure to meet its business plan or a downturn in its industry. In part because of their smaller size, borrowers may:

•

experience significant variations in operating results;

•

depend on the management talents and efforts of a single individual or a small group of persons for their success, the death, disability or resignation of whom could materially harm the Borrower’s financial condition or prospects;

•

have less skilled or experienced management personnel than larger companies; or

•

could be adversely affected by policy or regulatory changes and changes in reimbursement policies of insurance companies.

Accordingly, any of these factors could impair a client’s cash flow or result in other events, such as bankruptcy, which could limit that borrower’s ability to repay its obligations to us, and may lead to losses in our loan portfolio and a decrease in our revenues, net income and assets and result in a material adverse effect on our business, operating results and financial condition.

Substantial risks are involved in making loans.

We will attempt to use information to help eliminate uncollectible debt resulting from bankruptcy and death, but no assurance can be made that it will be able to do so. If our debt portfolio contains a large portion of uncollectible debt it may materially affect our performance and our ability to be profitable. In addition, if any borrower defaults on a loan, we may be required to expend monies in connection with foreclosure proceedings and other remedial actions which may not be completely recoverable and which could adversely affect our performance.

A substantial portion of our investments may be secured by non‐income producing properties. Accordingly, if a loan is in default, we will not receive any income from the loan during the foreclosure and resale period. Certain loans invested in by us may be affected by economic, political, interest rate and other risks, any of which could result in an adverse change in the value of the asset that is used as collateral for the loan. An economic downturn could severely disrupt the market for leveraged loans and adversely affect the value thereof and the ability of the Borrower thereunder to repay principal and interest or our ability to recover the loan amounts after sale or disposition of the property securing the loan.

Recoveries on loans may be affected by the different bankruptcy regimes applicable in different jurisdictions, and the enforceability of claims against the borrowers thereunder.

A non‐investment grade loan or debt obligation or an interest in a non‐investment grade loan is generally considered speculative in nature and may become a defaulted obligation for a variety of reasons. Upon any default, a loan may become subject to either substantial workout negotiations or restructuring, which may entail, among other things, a substantial reduction in the interest rate, a substantial write‐down of principal and a substantial change in the terms, conditions and covenants with respect of such defaulted obligation. In addition, such negotiations or restructuring may be quite extensive and protracted over time, and therefore may result in uncertainty with respect to ultimate recovery on such defaulted obligation.

Our specific investments have not been identified and you will be relying on the judgment of our management with respect to which investments to make.

Except for the limited description contained herein, a prospective investor does not have any information as to the specific mortgage loans we will make and we have no specific commitments to invest in any specific borrowers. Therefore, you will be relying on the judgment of our management with respect to which investments are made by us.

There is a lack of diversification in our portfolio increasing our risk.

Due to the nature of our collateralized loan strategy, our portfolio will likely be concentrated in a limited number of loan investments in a limited number of states. Thus, we expect to have limited diversification. In addition, if we make an investment in a single transaction with the intent of refinancing or selling a portion of the investment, there is a risk that we will be unable to successfully complete such a financing or sale. This could lead to increased risk as a result of our having an unintended long term investment and reduced diversification.

Because real estate investments are illiquid, borrowers may not be able to sell their properties when appropriate.

Real estate investments generally cannot be sold quickly. Borrowers may not be able to sell their properties promptly in response to economic or other conditions. This inability to respond promptly to changes in the performance of investments could adversely affect the financial condition of the borrowers and their ability to repay the loans, which will have a negative impact on our financial condition.

We may not have all of the material information relating to a potential borrower at the time that we make a credit decision with respect to that potential borrower, or at the time we advance funds to the borrower, which may subject us to a greater risk of loss on loans that we make.

We may suffer losses on loans or make advances that we would not have made if we had all of the material information about borrowers and their principals. There is generally no publicly available information about the privately owned companies to which we will typically lend or their principals. Therefore, we must rely on the borrowers and the due diligence efforts of our employees to obtain the information that we will consider when making credit decisions. To some extent, our employees depend and rely upon the management of these companies to provide full and accurate disclosure of material information concerning their business, financial condition and prospects. If our employees do not have access to all of the material information about a particular borrower’s business, financial condition and prospects, or if a Borrower’s accounting records are poorly maintained or organized, we may not make a fully informed credit decision which may lead, ultimately, to a failure or inability to recover the loan in its entirety.

We may make errors in evaluating accurate information reported by borrowers and, as a result, we may suffer losses on loans or advances that we would not have made if we had properly evaluated the information.

We intend to make loans secured by a first priority lien in property and based upon the detailed financial information provided to us by the borrowers or personal creditworthiness of the guarantors. Even if borrowers provide us with full and accurate disclosure of all material information concerning their businesses, and even if we require personal credit guarantees from their principals, we may misinterpret or incorrectly analyze credit performance related information. Such mistakes may cause us to make loans that we otherwise would not have made, to fund advances that we otherwise would not have funded or result in losses on one or more existing loans.

Errors by or dishonesty of our employees could result in loan losses.

We will rely heavily on the performance and integrity of our employees in making initial credit decisions with respect to loans and in servicing the loans after they have closed. Because there is generally little or no publicly available information about the borrowers to whom we will lend, we cannot independently confirm or verify the information employees provide for use in making credit and funding decisions. Errors by employees in assembling, analyzing or recording information concerning borrowers and guarantors could cause us to originate loans or fund subsequent advances that we would not otherwise originate or fund. This could result in losses. Losses could also arise if any employees were dishonest. A dishonest employee could collude with borrowers to misrepresent the creditworthiness of a prospective borrower or guarantor or to provide inaccurate reports regarding the borrower’s compliance with the covenants in its loan agreement. If, based on an employee’s dishonesty, we made a loan to a borrower that was not creditworthy or failed to exercise our rights under a loan agreement against a borrower that was not in compliance with covenants in the agreement, we could lose some or the entire principal of the loan. Further, if we determine to pursue remedies against a dishonest employee, the costs of pursuing such remedies could be substantial and there can be no assurance that we will be able to obtain an adequate remedy against a dishonest employee to offset losses caused by such employee.

Loans could be subject to equitable subordination by a court and thereby increase the risk of loss with respect to such loans.

Courts have, in some cases, applied the doctrine of equitable subordination to subordinate the claim of a lending institution against a borrower to claims of other creditors of the borrower, when the lending institution is found to have engaged in unfair, inequitable or fraudulent conduct. The courts have also applied the doctrine of equitable subordination when a lending institution or its affiliates are found to have exerted inappropriate control over a client, including control resulting from the ownership of equity interests in a client. Although we do not currently intend to hold equity interests in any of the borrowers, payments on one or more of our loans, particularly a loan to a borrower in which we would also hold equity interests, may be subject to claims of equitable subordination. If, when challenged, these factors were deemed to give us the ability to control or otherwise exercise influence over the business and affairs of one or more of borrowers, this control or influence could constitute grounds for equitable subordination. This means that a court may treat one or more of our loans as if it were common equity in the borrower. In that case, if the borrower were to liquidate, we would be entitled to repayment of its loan on an equal basis with other holders of the borrower’s common equity only after all of the borrower’s obligations relating to its debt and preferred securities had been satisfied. One or more successful claims of equitable subordination against us could have a material adverse effect on our business, operating results and financial condition.

We may incur lender liability as a result of our lending activities.

In recent years, a number of judicial decisions have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories, collectively termed ‘‘lender liability.’’ Generally, lender liability is founded on the premise that a lender has either violated a duty, whether implied or contractual, of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or shareholders. We may be subject to allegations of lender liability. There can be no assurance that these claims will not arise or that we will not be subject to significant liability if a claim of this type did arise. Such liability could result in a material adverse effect on our business, operating results and financial condition.

Our lending activities are subject to additional governmental regulations, and future regulations may make it more difficult for us to operate on a profitable basis.

Our lending business is subject to numerous federal and state laws and regulations, which, among other things, may (i) limit the interest rates, fees and other charges that we are permitted to collect, (ii) limit or prescribe certain other terms of our financed receivables arrangements with clients, or (iii) subject us to certain claims, defenses and rights of offset. Although we believe that our current business plan is in compliance with statutes and regulations applicable to our business, there can be no assurance that we will be able to maintain such compliance without incurring significant expense. The failure to comply with such statutes and regulations could have a material adverse effect upon us. Furthermore, the adoption of additional statutes and regulations, changes in the interpretation and enforcement of current statutes and regulations, or the expansion of the business into jurisdictions that have adopted more stringent regulatory requirements than those in which we currently conduct business could have a material adverse effect upon our business, operating results and financial condition.

Our future growth may require us to raise additional capital in the future, but that capital may not be available when it is needed or may be available only at an excessive cost.

We may be required by regulatory authorities to maintain adequate levels of capital to support its operations. We anticipate that current capital levels will satisfy regulatory requirements for the foreseeable future. We, however, may at some point choose to raise additional capital to support its continued growth. Our ability to raise additional capital will depend, in part, on conditions in the capital markets at that time, which are outside of our control. Accordingly, we may be unable to raise additional capital, if and when needed, on terms acceptable to us, or at all. If we cannot raise additional capital when needed, its ability to further expand operations through internal growth and acquisitions could be materially impacted. In the event of a material decrease in our stock price, future issuances of equity securities could result in dilution of existing shareholder interests.

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

We are subject to interest rate risk and variations in interest rates may negatively affect our financial performance.

We are unable to predict actual fluctuations of market interest rates. Rate fluctuations are influenced by many factors, including:

•

inflation or deflation;

•

excess growth or recession;

•

a rise or fall in unemployment;

•

tightening or expansion of the money supply;

•

domestic and international disorder;

•

instability in domestic and foreign financial markets; and

•

policies of the Federal Reserve Board, including a possible tapering of quantitative easing.

Both increases and decreases in the interest rate environment may reduce our profits. We expect that we will continue to realize income from the difference or “spread” between the interest we earn on loans, securities and other interest-earning assets, and the interest we pay on deposits, borrowings and other interest-bearing liabilities. Our net interest spreads are affected by the differences between the maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities. While we monitor our “gap position” over various timeframes and scenarios, changes in market interest rates could materially and adversely affect our net interest spread, asset quality, levels of prepayments, cash flows, the market value of our securities portfolio, loan and deposit growth, costs and yields on loans and deposits and our overall profitability.

Declines in value may adversely impact our investment portfolio

As of June 30, 2014, we had approximately $1.5 million in real estate loans, of which $400,000 was in default. We may be required to record impairment charges on our investment securities if they suffer a decline in value that is considered other-than-temporary. Numerous factors, including lack of liquidity for sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio in future periods. If an impairment charge is significant enough it could affect our ability to upstream dividends to us, which could have a material adverse effect on our liquidity and our ability to pay dividends to shareholders and could also negatively impact our regulatory capital ratios.

Our allowance for loan and lease losses may not be adequate to cover actual losses.

Like all lending institutions, The Company evaluates an allowance for loan and lease losses to provide for loan and lease defaults and non-performance. If our allowance for loan and lease losses is not adequate to cover actual loan and lease losses, we may be required to significantly increase future provisions for loan and lease losses, which could materially and adversely affect our operating results. Our allowance for loan and lease losses is determined by analyzing historical loan and lease losses, current trends in delinquencies and charge-offs, plans for problem loan and lease resolution, the opinions of our regulators, changes in the size and composition of the loan and lease portfolio and other environmental factors. We also consider the possible effects of economic events, which are difficult to predict. The amount of future losses is affected by changes in economic, operating and other conditions, including changes in interest rates, many of which are beyond our control. These losses may exceed our current estimates. Federal regulatory agencies, as an integral part of their examination process, review our loans and the allowance for loan and lease losses. While we believe that our allowance for loan and lease losses in relation to our current loan portfolio is adequate to cover current losses, we cannot assure you that we will not need to increase our allowance for loan and lease losses or that regulators will not require or encourage us to increase this allowance. Future increases in our allowance for loan and lease losses could materially and adversely affect our earnings and profitability.

Our mortgage lending operations expose us to risks that are different from traditional banking.

Our mortgage lending operations are dependent upon the level of demand for commercial refinancing mortgages. During higher and rising interest rate environments, the level of refinancing activity tends to decline, which can lead to reduced volumes of business and lower revenues that may not exceed our fixed costs to run the business. If the fair value of a loan when repurchased is less than the fair value when sold, the bank may be required to charge such shortfall to earnings.

We are subject to various lending and other economic risks that could adversely affect our results of operations and financial condition.

Economic, political and market conditions, trends in industry and finance, legislative and regulatory changes, changes in governmental monetary and fiscal policies and inflation affect our business. These factors are beyond our control. A further deterioration in economic conditions, particularly in New Jersey, could have the following consequences, any of which could materially adversely affect our business:

•

loan and lease delinquencies may increase;

•

problem assets and foreclosures may increase;

•

demand for our products and services may decrease; and

•

collateral for loans made by us may decline in value, in turn reducing the borrowing ability of our customers.

Further deterioration in the real estate market, particularly in the New York tri-state region, could adversely affect our business. As real estate values in New York tri-state region decline, our ability to recover on defaulted loans by selling the underlying real estate is reduced, which increases the possibility that we may suffer losses on defaulted loans.

We face strong competition from other financial institutions, financial service companies and other organizations offering services similar to the services that we provide.

Many competitors offer the types of loans and banking services that we offer. These competitors include other state and national banks, savings associations, regional banks and other community banks. We also face competition from many other types of financial institutions, including finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. Many of our competitors have greater financial resources than we do, which may enable them to offer a broader range of services and products, and to advertise more extensively, than we do. Our inability to compete effectively would adversely affect our business.

The Company’s framework for managing risks may not be effective in mitigating risk and loss to us; for example, our internal control may be ineffective.

One critical component of our risk management framework is our system of internal controls. Management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide reasonable, but not absolute, assurances that the objectives of the controls are met. Our management has discovered certain conditions that we deem to be material weaknesses and deficiencies in our internal controls including a lack of segregation of duties and a lack of accounting and finance resources as well as oversight resulting in insufficient controls. We cannot assure you that these weaknesses will be remedied in the near future. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations, and financial condition.

The occurrence of any failure, breach, or interruption in service involving our systems or those of our service providers could damage our reputation, cause losses, increase our expenses, and result in a loss of customers, an increase in regulatory scrutiny, or expose us to civil litigation and possibly financial liability, any of which could adversely impact our financial condition, results of operations and the market price of our stock.

Communications and information systems are essential to the conduct of our business, as we use such systems to manage our customer relationships, our general ledger, our deposits and our loans. Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, the security of our computer systems, software and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses or other malicious code and cyber attacks that could have a security impact. In addition, breaches of security may occur through intentional or unintentional acts by those having authorized or unauthorized access to our confidential or other information or the confidential or other information of our customers, clients or counterparties. If one or more of such events were to occur, the confidential and other information processed and stored in, and transmitted through, our computer systems and networks could potentially be jeopardized, or could otherwise cause interruptions or malfunctions in our operations or the operations of our customers, clients or counterparties. This could cause us significant reputational damage or result in our experiencing significant losses.

Furthermore, we may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. We also may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance we maintain. In addition, we routinely transmit and receive personal, confidential and proprietary information by e-mail and other electronic means. We have discussed and worked with our customers, clients and counterparties to develop secure transmission capabilities, but we do not have, and may be unable to put in place, secure capabilities with all of these constituents, and we may not be able to ensure that these third parties have appropriate controls in place to protect the confidentiality of such information.

While we have established policies and procedures to prevent or limit the impact of systems failures and interruptions, there can be no assurance that such events will not occur or that they will be adequately addressed if they do. In addition, we outsource certain aspects of our data processing to certain third-party providers. If our third-party providers encounter difficulties, or if we have difficulty in communication with them, our ability to adequately process and account for customer transactions could be affected, and our business operations could be adversely impacted. Threats to information security also exist in the processing of customer information through various other vendors and their personnel.

Our sole officer and sole director is not required to devote his full time to our business.

Our sole officer, James Giordano, is involved in other business ventures separate and apart from his activities on our behalf. Mr. Giordano currently devotes approximately thirty (30) hours per week to our business. As a result of Mr. Giordano’s other obligations, there is a substantial risk that he will not devote as much time as is necessary to our operations, which may harm our business and operating results.

Our Management provides advisory services to others and there may be a conflict of interest.

James Giordano is an employee of HWC, our principal shareholder and may provide investment and consulting advice and manage accounts for other parties, including other private investment vehicles similar to ours. In connection with such other investment management activities, it may decide to invest the funds of one or more other accounts or clients or recommend the investment of funds by other parties, rather than our funds, in a particular security or strategy. In addition, they will determine the allocation of funds from us and such other accounts or clients to investment strategies and techniques on whatever basis they consider appropriate or desirable in their sole and absolute discretion.

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through issuance of additional shares of our common stock.

We have no committed source of financing. Wherever possible, our Board of Directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of shares of our stock. At this Report date, we have 2,000,000,000 authorized shares of common stock of which 124,337,367 are currently outstanding. We also have 1,000,000 shares of preferred stock authorized of which 95,000 shares have been designated as Series A Convertible Preferred Stock and 95,000_are outstanding and convert into 95,000,000 shares of common stock. Our Board of directors has authority, without action or vote of the shareholders, to issue all or part of the remaining authorized but unissued common shares. The preferred shares are subject to certain rights of the holders of the Series A Convertible Preferred Stock and may also be issued without the vote of the common stockholders. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value. Such dilution may be substantial. Such issuances may also serve to enhance existing management’s ability to maintain control of the Company, because the shares may be issued to parties or entities committed to supporting existing management.

We are and will continue to be completely dependent on the services of our president James Giordano, the loss of whose services may cause our business operations to cease, and we will need to engage and retain qualified employees and consultants to further implement our strategy.

At the Report date, our operations and business strategy are completely dependent upon the knowledge and business contacts of James Giordano, our President. He is under no contractual obligation to remain employed by us. If he should choose to leave us for any reason before we have hired additional personnel, our operations may fail. Even if we are able to find additional personnel, it is uncertain whether we could find someone who could develop our business along the lines described herein. We will fail without Mr. Giordano or an appropriate replacement(s). We may, in the future, acquire key-man life insurance on the life of Mr. Giordano naming us as the beneficiary when and if we obtain the resources to do so, but Mr. Giordano remains insurable. We have not yet procured such insurance, and there is no guarantee that we will be able to obtain such insurance in the future. Accordingly, it is important that we are able to attract, motivate and retain highly qualified and talented personnel and independent contractors. Furthermore, much of our marking efforts rely principally on the personality and achievements of James Giordano. If he were to incur any negative publicity, our operating results may be harmed.

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

The costs to meet our reporting and other requirements as a public company subject to the Securities Exchange Act of 1934, as amended, may be substantial and may result in us having insufficient funds to expand our business or even to meet routine business obligations.

As a public entity subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, we will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements. We estimate that these costs will range up to $100,000 per year for the next few years and will be higher if our business volume and activity increases, but lower during the first year of being public because our overall business volume will be lower. Until we become profitable, we will be required to sell additional equity or seek loans to pay such expenses.

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

Because our sole officer and director owns much of our common stock at the Balance Sheet date, he controlled corporate decisions that may be disadvantageous to minority security holders.

At October 9, 2014, HVW owned approximately 70% of the outstanding shares of our common stock. Accordingly, it will have significant influence if not complete discretion in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations or the sale of all or substantially all of our assets, change of control and other corporate transactions, designation of rights and preferences of our preferred stock, amendments to our articles of incorporation and/or bylaws, and as to the outcome of any other matters submitted to our security holders for a vote. The interests of our sole officer and director may differ from the interests of our other security holders and thus result in corporate decisions that are disadvantageous to other security holders.

Any active trading market that may develop may be restricted by virtue of state securities “Blue Sky” laws, which prohibit trading absent compliance with individual state laws. These restrictions may make it difficult or impossible for our security holders to sell shares of our common stock in those states.

There is a limited public market for our common stock, and there can be no assurance that an active public market will develop in the foreseeable future. Transfer of our common stock may also be restricted under the securities regulations and laws promulgated by various states and foreign jurisdictions, commonly referred to as “Blue Sky” laws. Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions. Because the securities registered hereunder have not been registered for resale under the Blue Sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future should be aware that there may be significant state Blue Sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. These restrictions prohibit or limit the secondary trading of our common stock.

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

If an active market develops for our shares, sales of our shares relying upon Rule 144 may depress prices in that market by a material amount.

The majority of the outstanding shares of our common stock held by present stockholders are ”restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended. The SEC has recently adopted amendments to Rule 144, which became effective on February 15, 2008 and apply to securities acquired both before and after that date. Under these amendments, a person who has beneficially owned restricted shares of our common stock or warrants for at least six months would be entitled to sell their securities provided that (i) such person is not deemed to have been one of our affiliates at the time of, or at any time during the three months preceding, a sale and (ii) we have been current with the Exchange Act periodic reporting requirements for at least twelve months before the sale.

Persons who have beneficially owned restricted shares of our common stock or warrants for at least six months but who are our affiliates at the time of, or at any time during the three months preceding, a sale, would be subject to additional restrictions, by which such person would be entitled to sell within any three-month period only a number of securities that does not exceed 1% of the total number of shares of our common stock then outstanding, which would equal 1,243,374 shares of our common stock immediately after this offering, for a company trading on the pink sheets or Over-the-Counter Bulletin Board such as us.

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

As of the Balance Sheet date, our Articles of Incorporation authorizes us to issue up to 1,000,000 shares of preferred stock, of which 95,000 have been designated as Series A Convertible Preferred Stock. Accordingly, our Board of directors will have the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue such shares, without further stockholder approval. As a result, our Board of directors could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock. To the extent that we do issue such additional shares of preferred stock, the rights of holders of common stock could be impaired thereby, including, without limitation, dilution of their ownership interests in us. In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult, which may not be in the interest of holders of common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Commencing September 2013, our principal offices were located at 129 Glenwood Road, Glenwood Landings, NY 11545 and commencing February 2014 we relocated to 4224 White Plains Road, Bronx, New York 10466 where we utilize 800 square feet on a month- to- month basis pursuant to the terms of an oral arrangement with an independent third party. We do not pay any rent on these facilities nor do we anticipate doing so in the future. Prior to September 2013 we operated out of a 200 square foot office located at 12 Fox Run, Sherman, CT 06784-1741 owned by our former President, and we did not pay any rent for this space.

ITEM 3. LEGAL PROCEEDINGS

There are no pending, nor to our knowledge, threatened legal proceedings against us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock began trading on the OTCBB on July 17, 2014. Prior to that time, there was no public market for our common stock. As a result, we have not set forth quarterly information with respect to high and low prices for our common stock for any fiscal quarters. The last price of our common stock as reported on the OTCBB on October 9, 2014 was $.05 per share.

Dividend Policy

We have never paid any cash dividends on our common stock to date, and do not anticipate paying such cash dividends in the foreseeable future. Whether we declare and pay dividends is determined by our Board of Directors at their discretion, subject to certain limitations imposed under Delaware corporate law. The timing, amount and form of dividends, if any, will depend on, among other things, our results of operations, financial condition, cash requirements and other factors deemed relevant by our Board of Directors.

Recent Sales of Unregistered Securities

On September 6, 2013, we issued to HVW an aggregate 32,300 shares of its Series A, 8% Convertible Preferred Stock which pursuant to the terms thereof will be convertible into 32,300,000 shares of the Company’s common stock. In addition, on September 6, 2013 we issued 46,500 shares of its Series A, 8% Convertible Preferred Stock to our former president, Robert Sharp and 16,200 shares to an investor. These issuances were not registered under the Securities Act of 1933, as amended (the “Securities Act’) and were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) as transactions by an issuer not involving any public offering. The recipient of the securities represented their its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions.

Compensation Plan Information

On October 5, 2013, we adopted a 2013 Equity Incentive Plan that allows for the grant of up to 5,000,000 awards. The following table contains information about our equity compensation plans as of June 30, 2014.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity compensation plans approved by stockholders:	−	−	5,000,000
2013 Equity Incentive Plan

Equity compensation plans not approved by stockholder
Total	−	−	5,000,000

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

Warrants and Options

As of October 9, 2014, there were no outstanding options outstanding and warrants to purchase shares of our common stock were outstanding

Holders

As of October 9, 2014, we have 124,337,367 shares of common stock issued and outstanding, which are held by 43 security holders of record.

Transfer Agent

We have engaged vStock Transfer LLC as the transfer agent for our common stock.

Employment Agreements

We do not have an employment agreement in place with Mr. Giordano, our officer, and do not anticipate entering into any employment agreements in the foreseeable future. See “Risk Factors”.

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

Code of Ethics

We have adopted a code of ethics that applies to our officers, directors and employees, including, without limitation, our Chief Executive Officer and Principal Accounting Officer, which is attached hereto as an exhibit.

Board Independence

Although our common stock is not listed on any national securities exchange, for purposes of independence we use the definition of independence applied by The NASDAQ Stock Market. The Board has determined that our sole director is not deemed an independent director. We intend to appoint independent persons to committees of the Board of directors as are expected to be required to meet the corporate governance requirements imposed by a national securities exchange when and if we elect to seek listing on a national security exchange.

ITEM 6. SELECTED FINANCIAL DATA

Not required for smaller reporting companies

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

General

From inception until September 2013, our business focus was on the provision of consulting services to the American automotive industry. While the American automotive industry has made substantial improvement since the period of our incorporation, the demand for our services was not that substantial, and as such, we decided to change our business model. In September 2013, we shifted our focus to the commercial real industry and on September 6, 2013, we purchased from Harrison Vickers and Waterman LLC (“Harrison Vickers”) certain real estate loans in the amount of $1,800,000 in exchange for a secured promissory note in the principal amount of $1,800,000 due on December 31, 2014 that is secured by a pledge of the loans that were acquired. During the first six months of the fiscal year, $330,000 of the real estate loans were repaid with interest and we repaid a portion of the loan owed to Harrison Vickers. To date, $1,470,000 are owed under loans that we have acquired or issued. As of the date hereof, one of the loans we acquired in the principal amount of $400,000 is in default and we are seeking legal action with respect to repayment of the loan, which may result in payment from the title insurance company or foreclose upon the property securing the loan.

We have not yet earned substantial revenues from our new business operations. Accordingly, we may be required to raise cash from sources other than our operations in order to continue our business plan. We may raise this additional capital either through debt or equity. No assurance can be given that such efforts will be successful. We have no specific plans at present for raising additional capital.

Results of Operations for the Year Ended June 30, 2014 As Compared to June 30, 2013

Commensurate with the change in business model described, under “General” above, the Company generated $148,830 in gross revenues for the fiscal year ended June 30, 2014. These were the initial revenues associated with the purchase of real estate loans. These revenues were offset by interest expense in the same amount. There were no net revenues earned during the period ended June 30, 2014.

Compensation expense increased $208,788 due to accruals to our former Chairman and Chief Executive Officer for services rendered of $208,788 and accrued salaries to Mr. Giordano of $100,000.

Management fees for the year ended June 30, 2014 were $145,879 due to the commencement of operations under the new real estate lending business model and our obligation under the Management Agreement that we entered into with HVW. Effective September 2013, we entered into a Management Agreement with HVW pursuant to which HVW agreed to provide certain business, financial and advisory services to us in consideration of our payment to HVW of a management fee of two percent (2%) per annum of average gross assets and twenty percent (20%) of the revenues received by the Company derived from the services under the Management Agreement. There were no management fees for the prior year.

General and administrative expenses increased $102,119 to $107,434 for the year ended June 30, 2014 from $5,315 for the prior year. These fees consist of the following:

a.

Consulting fees of $72,434 due to the establishment of a consulting agreement with an advisory firm. Consulting matters to be addressed are fund raising, financial reporting and general corporate matters.

b.

Professional fees of $11,750 primarily due to legal fees associated with the filing of the reverse split and increased audit expenses.

c.

Payments of transfer agent fees predominately associated with the reverse split of $13,430

d.

Payments and accruals to the State of Nevada of $4,078 to effectuate the reverse split, change in par value and other filing expenses;

e.

Payments of SEC filing fees of $2,060

Liquidity and Capital Resources

Our cash balance at June 30, 2014 was $361, a decrease of $2,345 from $2,706 at June 30, 2013. Our cash balance at the timing of this filing is still immaterial.

Net cash provided by operating activities for the year ended June 30, 2014 was $296,810 and was primarily due to the issuance of the Series A Convertible Preferred Stock and accrued expenses offset by the net loss. Net cash used in financing activities was ($299,155) and primarily was due to a payment on a promissory note.

As of October 9, 2014, we owe $1,470,000. $520,000 is due on May 1, 2015, $400,000 was due on June 1, 2014 and is currently in default. $550,000 is due on July 1, 2015. These are notes that we issued when we acquired the real estate loans. The loans are secured by a pledge of the real estate loans that we acquired. We have limited capital resources, as, among other things, we are in a new line of business with a limited operating history. We have generated limited revenues to date and may not be able to generate sufficient revenues to become profitable in the future.

The report of our independent registered public accounting firm on our financial statements for the fiscal year ended June 30, 2014 contains an explanatory paragraph regarding our ability to continue as a going concern based on our history of net losses since our inception.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

The Corporation’s Chief Executive Officer who is also the Principal Financial Officer and Principal Accounting Officer have evaluated the Corporation’s disclosure controls and procedures as of June 30, 2014. We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer who is also the Corporation’s Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer who is also the Corporation’s Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer who is also the Principal Financial Officer and Principal Accounting Officer has concluded that the Corporation’s disclosure controls and procedures were not effective in ensuring that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Inasmuch as the Corporation only has one individual serving as the sole officer and director we have determined that the company has, per se, inadequate controls and procedures over financial reporting due to the lack of segregation of duties. Management recognizes that its controls and procedures would be substantially improved if there was a greater segregation of the duties of Chief Executive Officer and Principal Financial Officer and as such is actively seeking to remediate this issue. Management believes that the material weakness in its controls and procedures referenced did not have an effect on our financial results.

Evaluation of Disclosure Controls and Procedures

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

1.

maintain records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

2.

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

3.

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

Management evaluated the effectiveness of our internal control over financial reporting as of June 30, 2014. Management conducted an assessment of our internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (1992).. The COSO framework summarizes each of the components of a company's internal control system, including: (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication and (v) monitoring.

Consistent with the results of the Audit Committee's review and inquiry, management did not identify any material weaknesses in the Company's ability to appropriately account for complex or non-routine transactions.

As a result of the evaluation described above, management has concluded that our internal control over financial reporting were not effective at June 30, 2014 based on the guidelines established in Internal Control—Integrated Framework issued by COSO.

We have identified material weaknesses in our internal controls with respect to our financial statement closing process of our consolidated financial statements for the year ended June 30, 2014. Our management discovered certain conditions that we deemed to be material weaknesses and significant deficiencies in our internal controls, as follows:

•

A lack of accounting and finance resources as well as effective oversight by those in charge of governance resulted in insufficient controls over timely financial statement preparation and review as well as the preparation and review around accounting for certain complex transactions.

•

The design of monitoring controls used to assess the design and operating effectiveness of our internal controls is inadequate. We also do not have an adequate internal process to report deficiencies in internal control to management on a timely basis.

Our management, including our Chief Executive Officer who is also our Principal Financial Officer, does not expect that our disclosure controls and procedures and our internal control processes will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that the breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Changes in Internal Control Over Financial Reporting

There were no changes during the Corporation’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

ITEM 9B. OTHER MATTERS

None

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

Set forth below is certain information relating to our directors and executive officers, including their names, ages, and business experience.

Name	Age	Position(s)
James Giordano	58	Chief Executive Officer, Chief Financial Officer, Secretary and Director

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

Auditors

Our principal independent accountant is Li & Company, PC.

ITEM 11. EXECUTIVE COMPENSATION

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Robert Sharp,	2013	–	–	–	–	–	–	–	–
President	2014	–	–	208,788	–	–	–	–	208,788

James Giordano,	2013	–	–	–	–	–	–	–	–
CEO and CFO	2014	100,000*	–	-	–	–	–	–	100,000

* Amount accrued but not paid as of the current date

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

As of October 9, 2014 we had 124,337,367 shares of common stock outstanding which are held by 11 security holders. The chart below sets forth the ownership of our common stock, or claimed ownership, of certain individuals.

Name and Address of Beneficial Owner (1)	Amount and Nature Of Beneficial Ownership Common Stock Included	Percent of Common Stock Beneficially Owned (2)
James Giordano(3)	87,999,867	70.7%
4224 White Plains Road, 3rd floor
Bronx, New York 10466

All executive officer and directors as a group(3)	87,999,867	70.7%

HVW Holdings LLC(3)	87,999,867	70.7%
44 Strawberry Hill Ave
Stamford, CT 06902

Robert J Sharp(4)	12,493,250	9.9%
12 Fox Run
Sherman, CT 06784

Southridge Partners II LP(5)	10,221,750	8.2%
90 Grove Street
Ridgefield, CT 06877

Stephen M Hicks(6)	12,309,399	9.9%
90 Grove Street
Ridgefield, CT 06877

(1)

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Except as indicated in the footnotes to the table, to the knowledge of the Company, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws, where applicable. Pursuant to the rules of the SEC, the number of shares of our common stock deemed outstanding includes shares issuable pursuant to options held by the respective person or group that are currently exercisable or may be exercised within 60 days of October 9, 2014.

(2)

As of October 9, 2014 we had 124,337,367 shares of common stock outstanding

(3)

HVW Holdings LLC holds 87,999,867 shares of the Company’s common stock, which are included in the beneficial ownership chart. Excludes 32,300 shares of Series A Convertible Preferred Stock (“Series A Preferred”), convertible into 32,300,000 shares of the Company’s common stock, subject to beneficial ownership limitation (below). The Series A Preferred does not have the right to vote on any matter submitted to the Company’s shareholders for a vote, either by written consent or by proxy. The Series A Preferred may not be converted into the Company’s common stock to the extent that the holder would beneficially own more than 9.99% of the common stock outstanding upon such conversion. Mr. James Giordano, the Company’s Chief Executive Officer and Chairman of the Board, is the managing member of HVW Holdings LLC and has investment and voting control over the shares held by HVW Holdings LLC. Mr. Giordano disclaims all beneficial ownership in the shares held by HVW Holdings LLC.

(4)

Mr. Robert Sharp was our President, Principal Executive Officer, Principal Financial Officer and Chairman from inception until September 13, 2013, when he resigned from all positions. Mr. Sharp currently holds 12,493,250 shares of our common stock. Excludes 46,500 shares of Series A Preferred, convertible into 46,500,000 shares of the Company’s common stock, subject to beneficial ownership limitation. The Series A Preferred does not have the right to vote on any matter submitted to the Company’s shareholders for a vote, either by written consent or by proxy. The Series A Preferred may not be converted into the Company’s common stock to the extent that the holder would beneficially own more than 9.99% of the common stock outstanding upon such conversion.

(5)

Southridge Partners II LP holds 10,221,750 shares of the Company’s common stock. Stephen M. Hicks is the manager of the general partner of Southridge Partners II LP and has investment and voting control over the shares held Southridge Partners II LP. Mr. Hicks disclaims all beneficial ownership in the shares held by both Southridge Partners II LP.

(6)

Stephen M Hicks is the manager of Tarpon Bay Partners LLC, which owns 16,160 shares of Series A Preferred, convertible into 16,160,000 shares of the Company’s common stock, subject to beneficial ownership limitation. The Series A Preferred does not have the right to vote on any matter submitted to the Company’s shareholders for a vote, either by written consent or by proxy. The Series A Preferred may not be converted into the Company’s common stock to the extent that the holder would beneficially own more than 9.99% of the common stock outstanding upon such conversion. As the manager of Tarpon Bay Partners LLC, Stephen M. Hicks has investment and voting control over the shares held by Tarpon Bay Partners LLC. Mr. Hicks disclaims all beneficial ownership in the shares held by Tarpon Bay Partners LLC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

In order to further our real estate loan business, on September 6, 2013, we entered into a Securities Purchase Agreement (the “HVW Agreement”) with HVW Holdings LLC (“HVW”). We also entered into the Management Agreement on September 6, 2013 pursuant to which HVC agreed to render certain services to us in consideration of the shares issuances. Pursuant to the Agreement we agreed to sell to HVW an aggregate of 308,166 shares of our Common Stock and 32,300 shares of our preferred stock which is convertible into 32,300,000 shares of our common stock. The Management Agreement also provides that HVW will receive a management fee of two percent (2%) per annum of our average gross assets and that HVW will also receive twenty percent (20%) of the net incomes derived from the services under the Management Agreement. To date HVW has not been paid any fees pursuant to the Management Agreement.

Prior to September 2013, we utilized office space owned by Mr. Sharp and have not been charged a fee for such use.

Since inception, we had received advances from our former Chairman and Chief Executive Officer, Robert J Sharp, for working capital purposes. During the interim period ended September 30, 2013, Mr. Sharp advanced the Company an additional $2,001.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Li and Company PC, (“Li”) has been our principal auditing firm since February 2012. Li provided no non-audit services to us.

Audit Fees

An aggregate of $9,500 was billed by our auditors for the following professional services: audit of our annual financial statement for the fiscal year ended June 30, 2014 including the review of our interim financial statements.

An aggregate of $2,500 was billed by our auditors for the following professional services: audit of our annual financial statement for the fiscal year ended June 30, 2013 including the review of our interim financial statements.

PART IV

ITEM 15. EXHIBIT INDEX

Exhibit
Number	Description
3.1	Articles of Incorporation*
3.2	Bylaws*
4.1	Specimen Common Stock Certificate*
10.1	Form of Subscription Agreement**
10.1A	Subscription Agreement, including Investor Questionnaire **
10.2	LLC Contribution Agreement*
10.3	Management Agreement with HVW Holdings LLC
10.4	Securities Purchase Agreement with HVW Holdings LLC
21.1	Subsidiaries of Registrant**
31.1	Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act And Rule 13a-14(A) Or 15d-14(A) Under The Securities Exchange Act Of 1934
32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

* Filed with Registration Statement on Form S-1 (File No. 333-162072) filed on September 23, 2009

** Filed with Registration Statement on Form S-1/A (File No. 333-162072) filed on March 12, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By: /s/ James Giordano

James Giordano

Chief Executive Officer, Chief Financial Officer and Director

(Principal Executive Officer and Principal Financial Officer)

October 9, 2014

Sharp Performance, Inc.

(A Development Stage Company)

June 30, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Harrison Vickers and Waterman Inc.

(Formerly Sharp Performance, Inc.)

We have audited the accompanying consolidated balance sheets of Harrison Vickers and Waterman Inc. (“the Company”) as of June 30, 2014 and 2013, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the fiscal years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2014 and 2013, and the related statements of its operations and its cash flows for the fiscal years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company had an accumulated deficit at June 30, 2014 and a net loss for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Li and Company, PC

Li and Company, PC

Skillman, New Jersey

October 9, 2014

Harrison Vickers and Waterman Inc.

(Formerly Sharp Performance, Inc.)

Consolidated Balance sheets

	June 30, 2014	June 30, 2013
ASSETS
CURRENT ASSETS:
Cash	$361	$2,706
Real estate loans receivable	1,470,000	−

Total Current Assets	1,070,361	2,706

Total Assets	$1,470,361	$2,706

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accrued expenses	$109,437	$4,629
Promissory note payable	1,470,000	−
Due to investor	36,628	−
Notes payable - investor	28,844	−
Advances from related party	−	34,627

Total Current Liabilities	1,644,909	39,256

Total Liabilities	1,644,909	39,256

STOCKHOLDERS' DEFICIT:
Preferred stock par value $0.0001: 1,000,000 shares authorized; 100,000 shares designated as Series A 8% convertible preferred stock
Series A 8% convertible preferred stock par value $0.0001: stated value $1,000 par share; 100,000 shares designated; 95,000 and 0 shares issued and outstanding, respectively	10	−
Common stock par value $0.0001: 2,000,000,000 shares authorized; 124,337,367 and 1,634,993,250 shares issued and outstanding, respectively	12,434	163,499
Additional paid-in capital	417,785	(159,649)
Accumulated deficit	(604,777)	(40,400)

Total Stockholders' Deficit	(174,548)	(36,550)

Total Liabilities and Stockholders' Deficit	$1,470,361	$2,706

See accompanying notes to the consolidated financial statements.

Harrison Vickers and Waterman Inc.

(Formerly Sharp Performance, Inc.)

Consolidated Statements of operations

	For the Fiscal Year Ended	For the Fiscal Year Ended
	June 30, 2014	June 30, 2013
REVENUE	$ −	$ −

Interest income	148,830	−
Interest expense	(148,830)	−

Gross Margin	−	−

OPERATING EXPENSES:
Compensation	308,788	−
Management fees	145,879	−
General and administrative expenses	107,434	5,315

Total operating expenses	562,101	5,315

LOSS FROM OPERATIONS	(562,101)	(5,315)

OTHER INCOME (EXPENSE)
Interest expense	(2,276)	−

Other (income) expense, net	(2,276)	−

LOSS BEFORE INCOME TAX PROVISION	(564,377)	(5,315)

INCOME TAX PROVISION	−	−

NET LOSS	$(564,377)	$(5,315)

Earnings per Share
- basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding
- basic and diluted	499,770,075	1,634,993,250

See accompanying notes to the consolidated financial statements.

Harrison Vickers and Waterman Inc.

(Formerly Sharp Performance, Inc.)

Consolidated Statement of Stockholders’ Deficit

For the Fiscal Year Ended June 30, 2014 and 2013

	Series A Preferred Stock Par Value $0.0001		Common Stock Par Value $0.0001		Additional paid-in	Accumulated	Total Stockholders'
	Number of	Amount	Number of	Amount	Capital	Deficit	Deficit
	Shares	($)	Shares	($)	($)	($)	($)
Balance, June 30, 2012	−	−	1,634,993,250	163,499	(159,649)	(35,085)	(31,235)

Net loss	−	−	−	−	−	(5,315)	(5,315)

Balance, June 30, 2013	−	−	1,634,993,250	163,499	(159,649)	(40,400)	(36,550)

Retirement of common shares	−	−	(1,610,006,750)	(161,000)	161,000	−	−
Issuance of common shares for compensation	−	−	99,999,867	10,000	(8,621)	−	1,379
Issuance of Series A Preferred Stock for compensation	95,000	10			424,990		425,000
Shares returned to Treasury			(649,000)	(65)	65	−	−

Net loss	−	−	−	−	−	(564,377)	(564,377)

Balance, June 30, 2014	95,000	10	124,337,367	12,434	417,785	(604,777)	(174,548)

See accompanying notes to the consolidated financial statements.

Harrison Vickers and Waterman Inc.

(Formerly Sharp Performance, Inc.)

Consolidated Statements of Cash Flows

	For the Fiscal Year Ended		For the Fiscal Year Ended
	June 30, 2014		June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(564,377)		$(5,315)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Common stock issued for compensation		1,314		−
Series A Preferred Stock issued for compensation		425,065		−
Changes in operating assets and liabilities:
Real estate loans		330,000		−
Accrued expenses		104,808		(5,736)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES		296,810		(11,051)

CASH FLOWS FROM FINANCING ACTIVITIES:
Amounts received from related party		2,001		10,757
Payment on promissory note payable		(330,000)		−
Issuance of notes payable - investor		28,844		−

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES		(299,155)		10,757

NET CHANGE IN CASH		(2,345)		(294)

Cash at beginning of reporting period		2,706		3,000

Cash at end of reporting period		$361		$2,706

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$	−	$	−
Income tax paid	$	−	$	−

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of real estate loans for debt, net		$1,800,000	$	−

See accompanying notes to the consolidated financial statements.

Harrison Vickers and Waterman Inc.

(Formerly Sharp Performance, Inc.)

June 30, 2014 and 2013

Notes to the Consolidated Financial Statements

Note 1 − Organization and Operations

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

Note 2 − Significant and Critical Accounting Policies and Practices

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

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses.

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

The consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involved; b. adescription of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the consolidated financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended June 30, 2014 or 2013.

Earnings per Share

Earnings Per Share ("EPS") is the amount of earnings attributable to each share of common stock. For convenience, the term is used to refer to either earnings or loss per share. EPS is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Pursuant to ASC Paragraphs 260-10-45-10 through 260-10-45-16 Basic EPS shall be computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Income available to common stockholders shall be computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) from income from continuing operations (if that amount appears in the income statement) and also from net income. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

Pursuant to ASC Paragraphs 260-10-45-45-21 through 260-10-45-45-23 Diluted EPS shall be based on the most advantageous conversion rate or exercise price from the standpoint of the security holder. The dilutive effect of outstanding call options and warrants (and their equivalents) issued by the reporting entity shall be reflected in diluted EPS by application of the treasury stock method unless the provisions of paragraphs 260-10-45-35 through 45-36 and 260-10-55-8 through 55-11 require that another method be applied. Equivalents of options and warrants include non-vested stock granted to employees, stock purchase contracts, and partially paid stock subscriptions (see paragraph 260–10–55–23). Anti-dilutive contracts, such as purchased put options and purchased call options, shall be excluded from diluted EPS. Under the treasury stock method: a. Exercise of options and warrants shall be assumed at the beginning of the period (or at time of issuance, if later) and common shares shall be assumed to be issued. b. The proceeds from exercise shall be assumed to be used to purchase common stock at the average market price during the period. (See paragraphs 260-10-45-29 and 260-10-55-4 through 55-5.) c. The incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased) shall be included in the denominator of the diluted EPS computation.

There were no potentially outstanding dilutive common shares for the reporting period ended June 30, 2014 or 2013.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued the FASB Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”)

This guidance amends the existing FASB Accounting Standards Codification, creating a new Topic 606, Revenue from Contracts with Customer. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

To achieve that core principle, an entity should apply the following steps:

1.

Identify the contract(s) with the customer

2.

Identify the performance obligations in the contract

3.

Determine the transaction price

4.

Allocate the transaction price to the performance obligations in the contract

5.

Recognize revenue when (or as) the entity satisfies a performance obligations

The ASU also provides guidance on disclosures that should be provided to enable financial statement users to understand the nature, amount, timing, and uncertainty of revenue recognition and cash flows arising from contracts with customers. Qualitative and quantitative information is required about the following:

1.

Contracts with customers – including revenue and impairments recognized, disaggregation of revenue, and information about contract balances and performance obligations (including the transaction price allocated to the remaining performance obligations)

2.

Significant judgments and changes in judgments – determining the timing of satisfaction of performance obligations (over time or at a point in time), and determining the transaction price and amounts allocated to performance obligations

3.

Assets recognized from the costs to obtain or fulfill a contract.

ASU 2014-09 is effective for periods beginning after December 15, 2016, including interim reporting periods within that reporting period for all public entities. Early application is not permitted.

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

The $550,000 loan was reduced to $400,000 during the year ended June 30, 2014 with a corresponding reduction in the promissory note payable. The balance of $400,000 is being disputed by the property owner but the Company is fully insured by Title Insurance for this amount.

Note 5 –Notes Payable – Investor

Notes payable – investor is as follows:

	June 30, 2014	June 30, 2013

On October 9, 2013, the Company issued a promissory note in consideration for $2,500 received from an investor. The note matures on June 30, 2014 and bears interest at ten percent per annum, compounded monthly. The note is currently in default. The note balance with the accrued interest included is $2,938 at June 30, 2014.	$2,938	$	−

On October 23, 2013, the Company issued a promissory note in consideration for $5,000 received from an investor. The Note matures on June 30, 2014 and bears interest at ten percent per annum, compounded monthly. The note is currently in default. The note balance with the accrued interest included is $5,527 at June 30, 2014.	5,527		−

On January 31, 2014, the Company issued a promissory note in consideration for $5,000 received from an investor. The Note matures on January 31, 2015 and bears interest at ten percent per annum, compounded monthly. The note balance with the accrued interest included is $5,212 at June 30, 2014.	5,212		−

On May 15, 2014, the Company issued a promissory note in consideration for $10,000 received from an investor. The Note matures on November 15, 2014 and bears interest at ten percent per annum, compounded monthly. The note balance with the accrued interest included is $10,125 at June 30, 2014.	10,125		−

On May 30, 2014, the Company issued a promissory note in consideration for $5,000 received from an investor. The Note matures on December 31, 2014 and bears interest at ten percent per annum, compounded monthly. The note balance with the accrued interest included is $5,042 at June 30, 2014.	5,042		−

Sub-total: convertible notes payable shares and related warrant shares	$28,844	$	−

Note 6 – Related Party Transactions

Free Office Space

The Company has been provided office space by an officer of the Company at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its consolidated financial statements.

Note 7 – Due to Investor

Since inception, the Company had received advances from its former Chairman and Chief Executive Officer, Robert J Sharp, for working capital purposes. Mr. Sharp advanced the Company $36,628.

On September 1, 2013, Mr. Sharp assigned his rights to the advances to an investor. These amounts remain non-interest bearing and due on demand.

Note 8 – Commitments and Contingencies

Management Agreement

Effective September 6, 2013 the Company entered into a management agreement (the “Management Agreement”) between the Company and HVW.

The material terms of the Management Agreement include: (i) HVW will provide certain business, financial and advisory services to the Company; (ii) HVW will receive a management fee of two percent (2%) per annum of average gross assets, and (iii) HVW will also receive twenty percent (20%) of the revenues received by the Company derived from the services under the Management Agreement. The management fee has been waived for the year ended June 30, 2014.

Note 9 – Income Tax Provision

Deferred Tax Assets and Valuation Allowance

At June 30, 2014, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $604,777 that may be offset against future taxable income through 2034. No tax benefit has been reported with respect to these net operating loss carry-forwards in the consolidated financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $205,624 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization. The valuation allowance increased approximately $191,888 and $1,807 for the fiscal year ended June 30, 2014 and 2013, respectively.

Components of deferred tax assets and valuation allowance are as follows:

	June 30, 2014		June 30, 2013
Net deferred tax assets – non-current:

Expected income tax benefit from NOL carry-forwards		205,624		13,736

Less valuation allowance		(205,624)		(13,736)

Deferred tax assets, net of valuation allowance	$	−	$	−

Income Tax Provision in the Consolidated Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Fiscal Year Ended June 30, 2014	For the Fiscal Year Ended June 30, 2013

Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)%	(34.0)%

Effective income tax rate	0.0%	0.0%

Note 10 – Stockholders’ Deficit

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

On September 10, 2013, 649,000 shares of the Company’s common stock was returned without consideration. The transaction was recorded at the Company’s par value.

Equity Incentive Plan

On October 24, 2013, the Company created the 2013 Equity Incentive Plan (the “2013 Plan.”) The aggregate number of shares of Common stock that may be issued under the Plan shall not exceed five million (5,000,000) shares.

No shares has been issued and outstanding as of June 30, 2014 and all of the 5,000,000 shares are available for issuance under the 2013 Plan.

Note 11 – Concentrations and Credit Risk

Customers Concentrations

The Company’s three customers make up 100% of the interest income and real estate loans receivable. A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

Note 12 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the consolidated financial statements were issued to determine if they must be reported. The Management of the Company determined that the following subsequent event should be disclosed:

On October 1, 2014, the Company issued a promissory note (the “Note”) in consideration for $25,000 received from an institutional investor. The Note matures on June 30, 2015 and bears interest at a rate of ten percent per annum and has an original issue discount of ten percent.