Form 10-K/A
period 2014-06-30
HARRISON VICKERS & WATERMAN INC
filed 2014-10-10
CIK 1472847

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

/s/ Li and Company, PC

Li and Company, PC

Skillman, New Jersey

October 9, 2014

Harrison Vickers and Waterman Inc.

(Formerly Sharp Performance, Inc.)

Consolidated Balance sheets

	June 30, 2014	June 30, 2013
ASSETS
CURRENT ASSETS:
Cash	$361	$2,706
Real estate loans receivable	1,470,000	−

Total Current Assets	1,470,361	2,706

Total Assets	$1,470,361	$2,706

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accrued expenses	$109,437	$4,629
Promissory note payable	1,470,000	−
Due to investor	36,628	−
Notes payable - investor	28,844	−
Advances from related party	−	34,627

Total Current Liabilities	1,644,909	39,256

Total Liabilities	1,644,909	39,256

STOCKHOLDERS' DEFICIT:
Preferred stock par value $0.0001: 1,000,000 shares authorized; 100,000 shares designated as Series A 8% convertible preferred stock
Series A 8% convertible preferred stock par value $0.0001: stated value $1,000 par share; 100,000 shares designated; 95,000 and 0 shares issued and outstanding, respectively	10	−
Common stock par value $0.0001: 2,000,000,000 shares authorized; 124,337,367 and 1,634,993,250 shares issued and outstanding, respectively	12,434	163,499
Additional paid-in capital	417,785	(159,649)
Accumulated deficit	(604,777)	(40,400)

Total Stockholders' Deficit	(174,548)	(36,550)

Total Liabilities and Stockholders' Deficit	$1,470,361	$2,706

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

As reflected in the consolidated financial statements, the Company had an accumulated deficit at June 30, 2014 and a net loss for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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