Form 10-Q
period 2014-09-30
HARRISON VICKERS & WATERMAN INC
filed 2014-11-13
CIK 1472847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

  X .QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the six month period ended September 30, 2014

OR

      .TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 333-162072

HARRISON VICKERS AND WATERMAN INC.
(Exact name of registrant as specified in its charter)

Nevada	26-2883037
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4224 White Plains Road, 3rd floor
Bronx, New York 10467
Address of registrant’s principal executive offices

(203) 340-4123
Registrant’s telephone number including

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).

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

Yes      . No  X .

As of November 13, 2014, there were 124,337,367 shares of common stock, $0.001 par value, of the registrant issued and outstanding.

		Page
PART I. – FINANCIAL INFORMATION:

Item 1.	Financial Statements	3

	Consolidated Balance Sheets at September 30, 2014 and June 30, 2014	4

	Consolidated Statements of Operations for the Three Months Ended September 30, 2014 and 2013	5

	Consolidated Statement of Changes in Stockholders’ Deficit for the Year Ended June 30, 2014 and for the Interim Period Ended September 30, 2014 (unaudited)	6

	Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2014 and 2013	7

	Notes to Interim Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosure about Mark Risk	22

Item 4.	Controls and Procedures	22

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults upon Senior Securities	22

Item 4.	Mine Safety Disclosures	22

Item 5.	Other Information	23

Item 6.	Exhibits	23

SIGNATURES		24

Harrison Vickers and Waterman Inc.

September 30, 2014 and 2013

Index to the consolidated financial statements

Contents	Page(s)

Consolidated Balance Sheets at September 30, 2014 (unaudited) and June 30, 2014	5

Consolidated Statements of Operations for the Three Months Ended September 30, 2014 and 2013 (unaudited)	6

Consolidated Statement of Changes in Stockholders’ Deficit for the Year Ended June 30, 2014 and for the Interim Period Ended September 30, 2014 (unaudited)	7

Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2014 and 2013 (unaudited)	8

Notes to Interim Financial Statements (unaudited)	9

Harrison Vickers and Waterman Inc.

Consolidated Balance Sheets

	September 30, 2014	June 30, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$1	$361
Real estate loans receivable	1,470,000	1,470,000

Total Current Assets	1,470,001	1,470,361

Total Assets	$1,470,001	$1,470,361

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accrued expenses	$162,005	$109,437
Promissory note payable	1,470,000	1,470,000
Due to investor	36,628	36,628
Notes payable - investor	29,671	28,844

Total Current Liabilities	1,683,804	1,644,909

Total Liabilities	1,683,804	1,644,909

STOCKHOLDERS' DEFICIT:
Preferred stock par value $0.0001: 1,000,000 shares authorized;100,000 shares designated as Series A 8% Convertible Preferred Stock
Series A 8% Convertible preferred stock par value $0.0001: stated value $1,000 per share; 95,000 issued and outstanding	10	10
Common stock par value $0.0001: 2,000,000,000 shares authorized; 124,337,367 shares issued and outstanding	12,434	12,434
Additional paid-in capital	417,785	417,785
Accumulated deficit	(658,532)	(604,777)

Total Stockholders' Deficit	(228,303)	(174,548)

Total Liabilities and Stockholders' Deficit	$1,470,001	$1,470,361

See accompanying notes to the consolidated financial statements.

Harrison Vickers and Waterman Inc.

Consolidated Statements of Operations

	For the Three Months Ended	For the Three Months Ended
	September 30, 2014	September 30, 2013
	(Unaudited)	(Unaudited)

REVENUE	$ −	$ −

Interest income	44,100	13,320
Interest expense	(44,100)	(13,320)

NET REVENUE	−	−

OPERATING EXPENSES:
Professional fees	12,000	2,000
Compensation - officer	37,500	208,788
Management fees	−	145,879
Consulting fees	−	72,474
General and administrative expenses	2,861	464

Total operating expenses	52,361	429,605

LOSS FROM OPERATIONS	(52,361)	(429,605)

OTHER INCOME (EXPENSE)
Interest expense	(1,394)	−

Other (income) expense, net	(1,394)	−

LOSS BEFORE INCOME TAX PROVISION	(53,755)	(429,605)

INCOME TAX PROVISION	−	−

NET LOSS	$(53,755)	$(429,605)

NET LOSS PER COMMON SHARE - basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	124,337,367	1,241,032,454

See accompanying notes to the consolidated financial statements.

Harrison Vickers and Waterman Inc.

Consolidated Statement of Stockholders' Deficit

For the Year Ended June 30, 2014 and for the Interim Period Ended September 30, 2014

(Unaudited)

	Series A Preferred Stock Par Value $0.0001			Common Stock Par Value $0.0001				Total
	Number of Shares	Amount		Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit

Balance, June 30, 2013	−	$	−	1,634,993,250	$163,499	$(159,649)	$(40,400)	$(36,550)

Retirement of common shares	−		−	(1,610,006,750)	(161,000)	161,000	−	−
Issuance of common shares for compensation	−		−	99,999,867	10,000	(8,621)	−	1,379
Issuance of Series A Preferred Stock for compensation	95,000		10	−	−	424,990	−	425,000
Shares returned to Treasury	−		−	(649,000)	(65)	65	−	−

Net loss	−		−	−	−	−	(564,377)	(464,377)

Balance, June 30, 2014	95,000		10	124,337,367	12,434	417,785	(604,777)	(174,548)

Net loss	−		−	−	−	−	(53,755)	(53,755)

Balance, September 30, 2014	95,000		$10	124,337,367	$12,434	$417,785	$(658,532)	$(228,303)

See accompanying notes to the consolidated financial statements.

Harrison Vickers and Waterman Inc.

Consolidated Statements of Cash Flows

	For the Three Months	For the Three Months
	Ended	Ended
	September 30, 2014	September 30, 2013
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(53,755)	$(429,605)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Common stock issued for compensation	−	1,379
Series A Preferred Stock issued for compensation	−	425,000
Changes in operating assets and liabilities:
Real estate loans	−	180,000
Accrued expenses	53,395	(1,265)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(360)	175,509

CASH FLOWS FROM FINANCING ACTIVITIES:
Amounts received from related party	−	2,000
Payment on secured promissory note	−	(180,000)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	−	(178,000)

NET CHANGE IN CASH	(360)	(2,491)

Cash at beginning of reporting period	361	2,706

Cash at end of reporting period	$1	$215

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$ −	$ −
Income tax paid	$ −	$ −

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of real estate loans for debt, net	$ −	$1,800,000

See accompanying notes to the consolidated financial statements.

Harrison Vickers and Waterman Inc.

September 30, 2014 and 2013

Notes to the Consolidated Financial Statements

(Unaudited)

Note 1 – Organization and Operations

HVW Holdings LLC (“Holdings”)

Holdings makes commercial secured real estate loans under advantageous and risk averse terms. Holdings provides alternative funding solutions to borrowers who may not qualify with conventional lenders or may require faster turnaround. Typical terms for loans are as follows: a) terms are generally for one year but may be extended to three years; b) interest rates are above market and adjustable upward; c) loans are interest only; d) loan to value (“LTV”) below 60%; e) loan secured by a first lien; f) all expenses, costs and fees incurred are paid for by the borrower. The Company anticipates additional opportunities through loan default, foreclosure, selected development, ownership and property management.

Exepcted returns are more than commensurate with the risks offered by the short-term nature of the loans, above market interest rates and low loan to value (“LTV”) of our loans. We may charge above average interest rates due to our efficiency in providing loans and our knowledge in conducting due diligence accurately and timely.

Sharp Performance Associates LLC

Sharp Performance Associates LLC (“LLC” or “Predecessor”) was organized as a Limited Liability Company on September 5, 2008 under the laws of the State of Nevada. The LLC is currently inactive.

The LLC provided consulting services to the sales and marketing sectors of the automotive industry. These services included but are not limited to the training of staff, development and implementation of general and marketing strategies, dealership presentation as well as customer satisfaction improvement. The LLC serviced dealerships throughout the New England area. The LLC intended to differentiate dealer inventory and service enhancing their sales volume and profitability.

The heart of the LLC’s business model was the introduction of the limited production GT-33 based on the Nissan 350Z. The base model is upgraded for a front spoiler, rear wing and racing graphics. These specialty models attract attention and positively affect dealership profits and increase public exposure. While the current product offerings revolve around the GT-33, the customization processes and methodologies can be applied to any care to elevate a dealership to the next tier.

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

Note 2 – Significant and Critical Accounting Policies and Practices

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

Basis of Presentation – Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Article 8 of Regulation S-X. The unaudited interim consolidated financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended June 30, 2014 and notes thereto contained in the information filed as part of the Company’s Annual Report on Form 10-K filed with the SEC on October 9, 2014.

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

Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the fact that the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

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

The consolidated financial statements of the Company include all accounts of the Company and its wholly owned subsidiary, Sharp Performance Associates LLC.

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

Tax years that remain subject to examination by major tax jurisdictions

The Company discloses tax years that remain subject to examination by major tax jurisdictions pursuant to the ASC Paragraph 740-10-50-15.

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

There were no potentially outstanding dilutive common shares for the reporting period ended September 30, 2014 or 2013.

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

Recently Issued Accounting Pronouncements

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.

The amendments in this Update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations.

Finally, the amendments remove paragraph 810-10-15-16. Paragraph 810-10-15-16 states that a development stage entity does not meet the condition in paragraph 810-10-15-14(a) to be a variable interest entity if (1) the entity can demonstrate that the equity invested in the legal entity is sufficient to permit it to finance the activities that it is currently engaged in and (2) the entity’s governing documents and contractual arrangements allow additional equity investments.

The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage.

The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein.

Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.

In August 2014, the FASB issued the FASB Accounting Standards Update No. 2014-15 “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). The term probable is used consistently with its use in Topic 450, Contingencies.

When management identifies conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, management should consider whether its plans that are intended to mitigate those relevant conditions or events will alleviate the substantial doubt. The mitigating effect of management’s plans should be considered only to the extent that (1) it is probable that the plans will be effectively implemented and, if so, (2) it is probable that the plans will mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, but the substantial doubt is alleviated as a result of consideration of management’s plans, the entity should disclose information that enables users of the financial statements to understand all of the following (or refer to similar information disclosed elsewhere in the footnotes):

a.

Principal conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans)

b.

Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations

c.

Management’s plans that alleviated substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). Additionally, the entity should disclose information that enables users of the financial statements to understand all of the following:

a.

Principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern

b.

Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations

c.

Management’s plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 – Going Concern

The Company has elected to adopt early application of Accounting Standards Update No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

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

Note 5 – Notes Payable - Investor

During the fiscal quarter ended September 30, 2014, there were no issuances of notes payable to Investors. Subsequent to the Balance sheet date, two notes were issued. See Note 10, Subsequent Events for details.

Note 6 – Related Party Transactions

Advances from Related Party

From time to time, a related party of the Company advances funds to the Company for working capital purposes. These advances are unsecured, non-interest bearing and due on demand.

Free Office Space

The Company has been provided office space by an officer of the Company at no cost.

Note 7 – Due to Investor

Since inception, the Company has received advances from its former Chairman and Chief Executive Officer, Robert J Sharp, for working capital purposes. Mr. Sharp advanced the Company $36,828.

On September 1, 2013, Mr. Sharp assigned his rights to the advances to an investor. These amounts remain non-interest bearing and due on demand.

Note 8 – Commitments and Contingencies

Management Agreement

Effective September 6, 2013 the Company entered into a management agreement (the “Management Agreement”) between the Company and HVW.

The material terms of the Management Agreement include: (i) HVW will provide certain business, financial and advisory services to the Company; (ii) HVW will receive a management fee of two percent (2%) per annum of average gross assets, and (iii) HVW will also receive twenty percent (20%) of the revenues received by the Company derived from the services under the Management Agreement. The management fee has been waived for the year ended June 30, 2014 and the quarter ended September 30, 2014.

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

As set forth in the Certificate of Designation, the holders of Series A Preferred Stock shall be entitled to receive, when and as declared by the Board of Directors out of funds legally available therefore, and the Company shall accrue, quarterly in arrears on September 30, December 31, March 31, and June 30 of each year, cumulative dividends on the Series A Preferred Stock at the rate per share equal to eight percent (8%) per annum on the Stated Value, payable in common stock valued at the closing trade price per share on the last trading day of the calendar quarter. The Series A Preferred Stock shall not have the right to vote on any matter that may from time to time be submitted to the Company’s shareholders for a vote, either by written consent or by proxy. So long as any shares of Series A Preferred Stock are outstanding, the Company shall not and shall cause its subsidiaries not to, without the affirmative vote of the Requisite Holders (as defined in the Certificates of Designation), (a) alter or change adversely the powers, preferences or rights given to the Series A Preferred Stock, (b) alter or amend this Certificate of Designation, (c) amend its certificate of incorporation, bylaws or other charter documents so as to affect adversely any rights of any Holders of the Series A Preferred Stock, (d) increase the authorized or designated number of shares of Series A Preferred Stock, (e) issue any additional shares of Series A Preferred Stock (including the reissuance of any shares of Series A Preferred Stock converted for Common Stock) or (f) enter into any agreement with respect to the foregoing. Each share of Series A Preferred Stock shall be convertible into 1,000 shares of Common Stock. For a period of 24 months from the Issuance Date, if the Company issues shares of common stock (or securities, including any derivative securities, containing the right to purchase, exercise or convert into shares of common stock) (the “Dilution Shares”) such that the outstanding number of shares of common stock on a fully diluted basis shall be greater than 214,000,000 shares (inclusive of conversions of Series A Preferred Stock at the Conversion Ratio immediately above), then the Conversion Ratio for the Series A Preferred Stock then outstanding and unconverted as of the date the Dilution Shares are issued shall be adjusted to equal the Conversion Ratio multiplied by a fraction, the numerator of which shall be the number of shares outstanding on a fully diluted basis after the issuance of the Dilution Shares, and the denominator shall be 214,000,000. The Company shall not effect any conversion of the Series A Preferred Stock, to the extent that, after giving effect to the conversion, such Holder (together with such Holder’s Affiliates, and any Persons acting as a group together with such Holder or any of such Holder’s Affiliates) would beneficially own in excess of 9.9% of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon conversion of Series A Preferred Stock.

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

The 95,000 shares issued of the Series A, 8% Convertible Preferred Stock were valued at $425,000 in aggregate, $208,206, $144,500 and $72,474 of which were booked as compensation – officer, management fees and consulting fees, respectively.

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

Note 10 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the consolidated financial statements were issued to determine if they must be reported. The Management of the Company determined that the following events should be disclosed:

On October 1, 2014, the Company issued a promissory note in consideration for $25,000 received from an investor. The Note matures on June 30, 2015 and bears interest at ten percent annum.

On October 15, 2014, the Company issued a promissory note in consideration for $5,000 received from an investor. The Note matures on June 30, 2015 and bears interest at ten percent per annum.

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

This discussion contains forward-looking statements, based on current expectations. All statements regarding future events, our future financial performance and operating results, our business strategy and our financing plans are forward-looking statements and involve risks and uncertainties. In many cases, you can identify forward-looking statements by terminology, such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms and other comparable terminology. These statements are only predictions. Known and unknown risks, uncertainties and other factors could cause our actual results and the timing of events to differ materially from those projected in any forward-looking statements. In evaluating these statements, you should specifically consider various factors, including, but not limited to, those set forth in our Annual Report on Form 10-K for the year ended June 30, 2014 and in this report.

General

Our principal executive office is located at 4224 White Plains Road, 3rd Floor, Bronx, New York 10467; our telephone number is (203) 340-4123. Our fiscal year end is June 30 th .

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

Results of Operations for the Three Months Ended September 30, 2014 As Compared to September 30, 2013

Commensurate with the change in business model described, under “General” above, the Company generated $44,100 in gross revenues for the three months ended September 30, 2014. These are revenues associated with the purchase of real estate loans. These revenues were offset by interest expense in the same amount. During the period ended September 30, 2013, these loans were outstanding only for a portion of the quarter and as such only $13,320 in revenues were generated, which were offset by interest expense in the same amount.

Professional fees increased $10,000 for the three month period ended September 30, 2014 versus September 30, 2013, primarily due to increased legal fees.

Compensation-officer decreased $171,288 due to the issuance to our former Chairman and Chief Executive Officer of Series A Preferred Stock in the prior period for services rendered of $208,788, partially offset by the quarterly accrual of Mr. Giordano’s salary of $37,500 in the current period which did not occur in the prior period.

Management fees decreased $145,879 due to the commencement of operations under the new business model in the prior period through the issuance of Series A Preferred stock.

Consulting fees decreased $72,474 due to the establishment of a consulting agreement with an advisory firm in the prior period through the issuance of Series A Preferred stock. Consulting matters to be addressed are fund raising, financial reporting and general corporate matters.

General and administrative expenses increased $2,397 principally due to accruals for SEC filing fees.

Liquidity and Capital Resources

Our cash balance at September 30, 2014 was $1, a decrease of $360 from $361 at June 30, 2014.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer who also serves as our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e)). Based upon that evaluation, our principal executive officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our Principal Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None during the current period

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon securities

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act-1 and 2
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2014

/s/ James Giordano

James Giordano

Chairman of the Board,

Chief Executive Officer, Principal Financial Officer and

Principal Accounting Officer