Form 10-Q
period 2014-12-31
HARRISON VICKERS & WATERMAN INC
filed 2015-03-25
CIK 1472847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

  X .QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the six month period ended December 31, 2014

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

Yes      . No  X .

As of March 25, 2015, there were 124,337,367 shares of common stock, $0.001 par value, of the registrant issued and outstanding.

		Page
PART I. – FINANCIAL INFORMATION:

Item 1.	Financial Statements	3

	Consolidated Balance Sheets at December 31, 2014 and June 30, 2014	4

	Consolidated Statements of Operations for the Three Months Ended December 31, 2014 and 2013 Consolidated Statements of Operations for the Six Months Ended December 31, 2014 and 2013	5

	Consolidated Statement of Changes in Stockholders’ Deficit for the Year Ended June 30, 2014 and for the Interim Period Ended December 31, 2014 (unaudited)	6

	Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2014 and 2013	7

	Notes to Interim Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosure about Mark Risk	23

Item 4.	Controls and Procedures	23

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults upon Senior Securities	24

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	24

Item 6.	Exhibits	24

SIGNATURES		25

Harrison Vickers and Waterman Inc.

December 31, 2014 and 2013

Harrison Vickers and Waterman Inc.
Consolidated Balance Sheets

	December 31, 2014	June 30, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$27	$361
Real estate loans receivable	1,470,000	1,470,000

Total Current Assets	1,470,027	1,470,361

Total Assets	$1,470,027	$1,470,361

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accrued expenses	$218,880	$109,437
Promissory note payable	1,470,000	1,470,000
Due to investor	36,628	36,628
Notes payable - investor	28,844	28,844
Convertible notes payable – investor, net of discount	9,578	-
Derivative liability	44,817	-

Total Current Liabilities	1,808,747	1,644,909

Total Liabilities	1,808,747	1,644,909

STOCKHOLDERS' DEFICIT:
Preferred stock par value $0.0001: 1,000,000 shares authorized;
100,000 shares designated as Series A 8% Convertible Preferred Stock
Series A 8% Convertible preferred stock par value $0.0001: stated value $1,000 per share;
95,000 issued and outstanding	10	10
Common stock par value $0.0001: 2,000,000,000 shares authorized;
124,337,367 shares issued and outstanding	12,434	12,434
Additional paid-in capital	417,785	417,785
Accumulated deficit	(768,949)	(604,777)

Total Stockholders' Deficit	(338,720)	(174,548)

Total Liabilities and Stockholders' Deficit	$1,470,027	$1,470,361

See accompanying notes to the consolidated financial statements.

Harrison Vickers and Waterman Inc.
Consolidated Statements of Operations

	For the Three Months	For the Three Months	For the Six Months	For the Six Months
	Ended	Ended	Ended	Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE	$-	$-	$-	$-

Interest income	44,100	47,915	88,200	61,235
Interest expense	(44,100)	(47,915)	(88,200)	(61,235)

NET REVENUE	-	-

OPERATING EXPENSES:
Professional fees	22,500	2,000	34,500	4,000
Compensation - officer	37,500	-	75,000	208,788
Management fees	-	-	-	145,879
Consulting fees	-	-	-	72,474
General and administrative expenses	24,034	5,464	26,895	5,928

Total operating expenses	84,034	7,464	136,395	437,069

LOSS FROM OPERATIONS	(84,034)	(7,464)	(136,395)	(437,069)

OTHER INCOME (EXPENSE)
Interest expense	(11,565)	(369)	(12,959)	(369)
Derivative Expense	(18,526)	-	(18,526)	-
Change in Fair Market Value of Derivative liability	3,708	-	3,708	-

Other (income) expense, net	(26,382)	(369)	(27,777)	(369)

LOSS BEFORE INCOME TAX PROVISION	(110,417)	(7,833)	(164,172)	(437,438)

INCOME TAX PROVISION	-	-	-	-

NET LOSS	$(110,417)	$(7,833)	$(164,172)	$(437,438)

EARNINGS PER COMMON SHARE
- basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding
- basic and diluted	124,986,367	124,986,367	124,986,367	683,084,911

See accompanying notes to the consolidated financial statements.

Harrison Vickers and Waterman Inc.
Consolidated Statement of Stockholders' Deficit
For the Year Ended June 30, 2014 and for the Interim Period Ended December 31, 2014
(Unaudited)

	Series A Preferred Stock		Common Stock
	Par Value $0.0001		Par Value $0.0001				Total
	Number of Shares	Amount	Number of Shares	Amount	Additional paid-in Capital	Accumulated Deficit	Stockholders' Deficit

Balance, June 30, 2012	-	$-	1,634,993,250	$163,499	$(159,649)	$(35,085)	$(31,235)

Net loss	-	-	-	-	-	(5,315)	(5,315)

Balance, June 30, 2013	-	-	1,634,993,250	163,499	(159,649)	(40,400)	(36,550)

Retirement of common shares	-	-	(1,610,006,750)	(161,000)	161,000	-	-
Issuance of common shares for compensation	-	-	99,999,867	10,000	(8,621)	-	1,379
Issuance of Series A Preferred Stock for compensation	95,000	10	-	-	424,990	-	425,000
Shares returned to Treasury	-	-	(649,000)	(65)	65	-	-

Net loss	-	-	-	-	-	(564,377)	(564,377)

Balance, June 30, 2014	95,000	10	124,337,367	12,434	417,785	(604,777)	(174,548)

Net loss	-	-	-	-	-	(164,172)	(164,172)

Balance, December 31, 2014	95,000	$10	124,337,367	$12,434	$417,785	$(768,949)	$(338,720)

See accompanying notes to consolidated financial statements

Harrison Vickers and Waterman Inc.

Consolidated Statements of Cash Flows

	For the Six Months	For the Six Months
	Ended	Ended
	December 31, 2014	December 31, 2013
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(164,172)	$(429,605)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Amortization of Discount on Notes Payable	10,982	-
Derivative Expense	18,526	-
Change in Fair Market Value of Derivative liability	(3,708)	-
Changes in operating assets and liabilities:
Accrued expenses	108,039	(1,266)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(30,334)	(430,871)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Real Estate loans	-	(1,800,000)
Redemptions of Real Estate loans	-	180,000

NET CASH USED IN INVESTING ACTIVITIES	-	(1,620,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Amounts received from related party	-	2,001
Issuance of secured promissory note	30,000	1,800,000
Payment on secured promissory note	-	(180,000)
Issuance of Preferred stock	-	425,000
Proceeds from sale of common stock	-	1,379

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	30,000	2,048,380

NET CHANGE IN CASH	(334)	(2,491)

Cash at beginning of reporting period	361	2,706

Cash at end of reporting period	$27	$215

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of real estate loans for debt, net	$-	$-

Harrison Vickers and Waterman Inc.

December 31, 2014 and 2013

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

(iii)

Estimates and assumptions used in valuation of derivative liability and equity instruments: Management estimates the expected term of share options and similar instruments, expected volatility of the Company’s common shares and the method used to estimate it, expected annual rate of quarterly dividends, and risk free rate(s) to value derivative liabilities, share options and similar instruments.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, real estate loans receivable and accrued expenses approximate their fair values because of the short maturity of these instruments.

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

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Level 3 Financial Liabilities – Derivative Warrant Liabilities

The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities and revalues its derivative warrant liability at every reporting period and recognizes gains or losses in the consolidated statements of operations and comprehensive income (loss) that are attributable to the change in the fair value of the derivative warrant liability.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Derivative Instruments

The Company evaluates its convertible debt, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with Paragraph 810-10-05-4 of the Codification and Paragraph 815-40-25 of the Codification. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statements of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities will be classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within 12 months of the balance sheet date.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the Related parties include a. affiliates of the Company (“Affiliate” means, with respect to any specified Person, any other Person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such Person, as such terms are used in and construed under Rule 405 under the Securities Act); b. Entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. Other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

Deferred Tax Assets and Income Tax Provision

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

There were no potentially outstanding dilutive common shares for the reporting period ended December 31, 2014 or 2013.

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

Four loans, $1,800,000 in aggregate, were purchased with one loan of $180,000 being collected during the interim period ending December 31, 2013.  The remaining three loans of $520,000, $550,000 and $550,000 were issued on April 2, 2013, May 15, 2013 and July 15, 2013, respectively. They all bear interest at 12% per annum and are due one year from the date of issuance. The loans are secured by a first lien.

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

On February 10, 2015, the note for $520,000 was fully repaid.

Note 5 –Notes Payable - Investor

Notes payable – investor is as follows:

	December 31, 2014	June 30, 2014

On October 9, 2013, the Company issued a promissory note in the principal amount of $2,750 with a 10% Original Issuance Discount ("OID") for $2,500 with an investor. The note matured on June 30, 2014 and bears interest at ten percent per annum, compounded monthly. The note is currently in default.	$2,938	$2,938

On October 23, 2013, the Company issued a promissory note in the principal amount of $5,500 with a 10% Original Issuance Discount ("OID") for $5,000 with an investor. The Note matured on June 30, 2014 and bears interest at ten percent per annum, compounded monthly. The note is currently in default.	5,527	5,527

On January 31, 2014, the Company issued a promissory note in the principal amount of $5,500 with a 10% Original Issuance Discount ("OID") for $5,000 with an investor. The Note matured on January 31, 2015 and bears interest at ten percent per annum, compounded monthly. The note is currently in default.	5,212	5,212

On May 15, 2014, the Company issued a promissory note in the principal amount of $11,000 with a 10% Original Issuance Discount ("OID") for $10,000 with an investor. The Note matured on November 15, 2014 and bears interest at ten percent per annum, compounded monthly. The note is currently in default.	10,125	10,125

On May 30, 2014, the Company issued a promissory note in the principal amount of $5,500 with a 10% Original Issuance Discount ("OID") for $5,000 with an investor. The Note matured on December 31, 2014 and bears interest at ten percent per annum, compounded monthly. The note is currently in default.	5,042	5,042

	$28,844	$28,844

Note 6 –Convertible Notes Payable - Investor

Convertible notes payable consisted of the following:

	December 31, 2014	June 30, 2014

On October 1, 2014, the Company issued a promissory note in consideration for $25,000 received from an investor.  The Note matures on June 30, 2015 and bears interest at ten percent per annum. The investor is entitled at his option to converting all or any lesser portion of the amounts due from the Company for additional shares. The conversion price shall be an amount equal to fifty percent (50%) of the lowest closing bid price in the thirty days prior to the day that the Investor requests conversion. Because this conversion feature is variable, management has concluded that the feature cannot be indexed solely to the Company’s own stock and therefore is precluded from equity classification.  As a result, the feature must be accounted for as a derivative liability.

	25,000	-

On October 24, 2014, the Company issued a promissory note in consideration for $5,000 received from an investor.  The Note matures on July 31, 2015 and bears interest at ten percent per annum. The investor is entitled at his option to converting all or any lesser portion of the amounts due from the Company for additional shares. The conversion price shall be an amount equal to fifty percent (50%) of the lowest closing bid price in the thirty days prior to the day that the Investor requests conversion.  Because this conversion feature is variable, management has concluded that the feature cannot be indexed solely to the Company’s own stock and therefore is precluded from equity classification.  As a result, the feature must be accounted for as a derivative liability.

	5,000	-

Face amount	30,000	-

Discount representing the derivative liability on conversion features up to the principal amount	(30,000)	(-)

Accumulated amortization of discount of convertible notes payable	9,578	-

Remaining discount	(20,422)	(-)

Convertible notes payable, net	$9,578	$-

Note 7 – Derivative Financial Instruments

The Company’s derivative financial instruments are embedded derivatives associated with the Company’s convertible debentures. The Company’s convertible debentures issued to an institutional investor are hybrid instruments which contain an embedded derivative feature which would individually warrant separate accounting as a derivative instrument under Paragraph 815-10-05-4.  The embedded derivative feature includes the conversion feature attached to certain Notes. Pursuant to Paragraph 815-10-05-4, the value of the embedded derivative liability has been bifurcated from the debt host contract and recorded as a derivative liability resulting in a reduction of the initial carrying amount (as unamortized discount) of the notes, which are amortized as debt discount to be presented in other (income) expenses in the statements of operations using the effective interest method over the life of the notes.

The compound embedded derivatives within the notes have been valued using a layered discounted probability-weighted cash flow approach, recorded at fair value at the date of issuance; and marked-to-market at each reporting period end date with changes in fair value recorded in the Company’s statements of operations as “change in the fair value of derivative instrument”.

Summary of Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheets:

		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative liabilities on conversion feature	$44,817	$-	$-	$44,817	$44,817
Total derivative liabilities	$44,817	$-	$-	$44,817	$44,817

Summary of the Changes in Fair Value of Level 3 Financial Liabilities

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the fiscal year ended December 31, 2013:

	Fair Value Measurement Using Level 3 Inputs
	Derivative liability	Total

Balance, June 30, 2014	$-	$-
Purchases, issuances and settlements	48,525	48,525
Total gains or losses (realized/unrealized)
Included in net (income) loss	(3,708)	(3,708)
Included in other comprehensive income	-	-
Transfers in and/or out of Level 3	-	-
Balance, December 31, 2014	$44,817	$44,8177

Note 8 – Related Party Transactions

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

Note 9 – Due to Investor

Since inception, the Company had received advances from its former Chairman and Chief Executive Officer, Robert J Sharp, for working capital purposes. During the interim period ended December 31, 2013, Mr. Sharp advanced the Company an additional $2,001.

On September 1, 2013, Mr. Sharp assigned his rights to the advances to an investor. These amounts remain non-interest bearing and due on demand.

On January 2, 2015, the Company and the Investor agreed to adjust these items in the following fashion:

(a) The note became convertible.  Conversion terms are that the Note shall convert into common stock at a 50% discount form the lowest closing bid price for the prior thirty trading days.

(b) the note shall bear interest at a rate of 10% per year.

See Note 12 Subsequent events.

Note 10 – Commitments and Contingencies

Management Agreement

Effective September 6, 2013 the Company entered into a management agreement (the “Management Agreement”) between the Company and HVW.

The material terms of the Management Agreement include: (i) HVW will provide certain business, financial and advisory services to the Company; (ii) HVW will receive a management fee of two percent (2%) per annum of average gross assets, and (iii) HVW will also receive twenty percent (20%) of the revenues received by the Company derived from the services under the Management Agreement. The management fee has been waived for the year ended June 30, 2014 and the interim period ended December 31, 2014.

Note 11 – Stockholders’ Deficit

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

As set forth in the Certificate of Designation, the holders of Series A Preferred Stock shall be entitled to receive, when and as declared by the Board of Directors out of funds legally available therefore, and the Company shall accrue, quarterly in arrears on December 31, December 31, March 31, and June 3031 of each year, cumulative dividends on the Series A Preferred Stock at the rate per share equal to eight percent (8%) per annum on the Stated Value, payable in common stock valued at the closing trade price per share on the last trading day of the calendar quarter. The Series A Preferred Stock shall not have the right to vote on any matter that may from time to time be submitted to the Company’s shareholders for a vote, either by written consent or by proxy.   So long as any shares of Series A Preferred Stock are outstanding, the Company shall not and shall cause its subsidiaries not to, without the affirmative vote of the Requisite Holders, (a) alter or change adversely the powers, preferences or rights given to the Series A Preferred Stock, (b) alter or amend this Certificate of Designation, (c) amend its certificate of incorporation, bylaws or other charter documents so as to affect adversely any rights of any Holders of the Series A Preferred Stock, (d) increase the authorized or designated number of shares of Series A Preferred Stock, (e) issue any additional shares of Series A Preferred Stock (including the reissuance of any shares of Series A Preferred Stock converted for Common Stock) or (f) enter into any agreement with respect to the foregoing. Each share of Series A Preferred Stock shall be convertible into 1,000 shares of Common Stock.  For a period of 24 months from the Issuance Date, if the Company issues shares of common stock (or securities, including any derivative securities, containing the right to purchase, exercise or convert into shares of common stock) (the “Dilution Shares”) such that the outstanding number of shares of common stock on a fully diluted basis shall be greater than 214,000,000 shares (inclusive of conversions of Series A Preferred Stock at the Conversion Ratio immediately above), then the Conversion Ratio for the Series A Preferred Stock then outstanding and unconverted as of the date the Dilution Shares are issued shall be adjusted to equal the Conversion Ratio multiplied by a fraction, the numerator of which shall be the number of shares outstanding on a fully diluted basis after the issuance of the Dilution Shares, and the denominator shall be 214,000,000.   The Company shall not effect any conversion of the Series A Preferred Stock, to the extent that, after giving effect to the conversion, such Holder (together with such Holder’s Affiliates, and any Persons acting as a group together with such Holder or any of such Holder’s Affiliates) would beneficially own in excess of 9.9% of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon conversion of Series A Preferred Stock.

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

On November 4, 2013, the owners of the Series A Preferred Stock agreed that the Conversion ratio, as defined in the Certificate of Designation, shall not change in the event of forward-split or reverse-split for a period of Six months from issuance.

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

Note 12 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the consolidated financial statements were issued to determine if they must be reported.  The Management of the Company determined that the following was a significant event.

On January 2, 2015, the Company and an Investor agreed to adjust amounts due to the investor in the following fashion:

(a) The note became convertible.  Conversion terms are that the Note shall convert into common stock at a 50% discount form the lowest closing bid price for the prior thirty trading days.

(b) the note shall bear interest at a rate of 10% per year.

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

Results of Operations for the Three Months Ended December 31, 2014 As Compared to December 31, 2013

Commensurate with the change in business model described, under “General” above, the Company generated $44,100 in gross revenues for the three months ended December 31, 2014. These are revenues associated with the purchase of real estate loans. These revenues were offset by interest expense in the same amount. During the period ended December 31, 2013, these loans balances were slightly higher for the entire period and as such only $47,915 in revenues were generated, which were offset by interest expense in the same amount.

Professional fees increased $20,500 for the three month period ended December 31, 2014 versus December 31, 2013, primarily due to increased legal fees.

Compensation-officer increased $37,500 due to the quarterly accrual of Mr. Giordano’s salary in the current period which did not occur in the prior period.

General and administrative expenses increased $29,183 principally due to an investor awareness campaign which cost $15,000 plus payments and accruals for SEC filing and transfer agent fees.

Results of Operations for the Six Months Ended December 31, 2014 As Compared to December 31, 2013

Commensurate with the change in business model described, under “General” above, the Company generated $88,200 in gross revenues for the six months ended December 31, 2014. These are revenues associated with the purchase of real estate loans. These revenues were offset by interest expense in the same amount. During the same period ended December 31, 2013, these loans were outstanding only for a portion of the first quarter and as such only $61,235 in revenues were generated, which were offset by interest expense in the same amount.

Professional fees increased $18,500 for the six month period ended December 31, 2014 versus December 31, 2013, primarily due to increased legal fees.

Compensation-officer decreased $133,788 due to the issuance to our former Chairman and Chief Executive Officer of Series A Preferred Stock in the prior period for services rendered of $208,788, partially offset by two quarterly accrual of Mr. Giordano’s salary of $37,500 each in the current period which did not occur in the prior period.

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

General and administrative expenses increased $29,080 principally due to an investor awareness campaign which cost $15,000 plus payments and accruals for SEC filing and transfer agent fees.

Liquidity and Capital Resources

Our cash balance at December 31, 2014 was $27, a decrease of $334 from $361 at June 30, 2014.

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

Date: March 25, 2015

/s/ James Giordano

James Giordano

Chairman of the Board,

Chief Executive Officer, Principal Financial Officer and

Principal Accounting Officer