Form 10-Q
period 2015-03-31
HARRISON VICKERS & WATERMAN INC
filed 2015-05-13
CIK 1472847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the nine month period ended March 31, 2015

OR

          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 333-162072

HARRISON VICKERS AND WATERMAN INC.
(Exact name of registrant as specified in its charter)

Nevada	26-2883037
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

712 U.S. Highway 1, Suite 200 North Palm Beach, FL 33408
Address of registrant’s principal executive offices

(561) 227-2727
Registrant’s telephone number including

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No       .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).

Yes  X   No

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

Yes       No  X   .

As of May 13, 2015, there were 126,337,367 shares of common stock, $0.001 par value, of the registrant issued and outstanding.

Harrison Vickers and Waterman Inc.

March 31, 2015 and 2014

Harrison Vickers and Waterman Inc.

Consolidated Balance Sheets

	March 31, 2015	June 30, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$-	$361
Real estate loans receivable	950,000	1,470,000

Total Current Assets	950,000	1,470,361

Total Assets	$950,000	$1,470,361

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accrued expenses	$48,686	$109,437
Promissory note payable	950,000	1,470,000
Due to investor	-	36,628
Notes payable - investor	28,844	28,844
Convertible notes payable - investor, net of discount	53,686	-
Derivative liability	42,823	-

Total Current Liabilities	1,124,039	1,644,909

Total Liabilities	1,124,039	1,644,909

STOCKHOLDERS' DEFICIT:
Preferred stock par value $0.0001: 1,000,000 shares authorized; 100,000 shares designated as Series A 8% Convertible Preferred Stock Series A 8% Convertible preferred stock par value $0.0001: stated value $1,000 per share; 95,000 shares issued and outstanding,	10	10
Common stock par value $0.0001: 2,000,000,000 shares authorized; 126,337,367 and 124,337,367 shares issued and outstanding at March 31, 2015 and June 30, 2014, respectively	12,634	12,434
Additional paid-in capital	422,785	417,785
Accumulated deficit	(609,468)	(604,777)

Total Stockholders' Deficit	(174,039)	(174,548)

Total Liabilities and Stockholders' Deficit	$950,000	$1,470,361

See accompanying notes to the consolidated financial statements.

Harrison Vickers and Waterman Inc.

Consolidated Statements of Operations

	For the Three Months Ended March 31, 2015	For the Three Months Ended March 31, 2014	For the Nine Months Ended March 31, 2015	For the Nine Months Ended March 31,2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE	$-	$-	$-	$-

Interest income	45,833	43,496	134,033	104,730
Interest expense	(45,833)	(43,496)	(134,033)	(104,730)

NET REVENUE	-	-	-	-

OPERATING EXPENSES:
Professional fees	5,000	3,750	39,500	7,750
Compensation - officer	(175,000)	-	(100,000)	208,788
Management fees	-	-	-	145,879
Consulting fees	-	-	-	72,474
General and administrative expenses	652	1,372	27,547	7,300

Total operating expenses	(169,348)	5,122	(32,953)	442,191

INCOME (LOSS) FROM OPERATIONS	169,348	(5,122)	32,953	(442,191)

OTHER INCOME (EXPENSE)
Interest expense	(11,761)	(606)	(24,721)	(975)
Derivative Expense	(1,289)	-	(19,814)	-
Change in Fair Market Value of Derivative liability	5,783	-	9,491	-
Gain (loss) on conversion of debt	(2,600)	-	(2,600)	-

Other income (expense), net	(9,867)	(606)	(37,644)	(975)

INCOME (LOSS) BEFORE INCOME TAX PROVISION	159,481	(5,728)	(4,691)	(443,166)

INCOME TAX PROVISION	-	-	-	-

NET INCOME (LOSS)	$159,481	$(5,728)	$(4,691)	$(443,166)

EARNINGS (LOSS) PER COMMON SHARE
- basic and diluted	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding
- basic and diluted	124,470,700	124,986,367	124,381,163	499,770,075

See accompanying notes to the consolidated financial statements.

Harrison Vickers and Waterman Inc.

Consolidated Statement of Stockholders' Deficit

For the Period June 30, 2012 Through March 31, 2015

(Unaudited)

	Series A Preferred Stock Par Value $0.0001		Common Stock Par Value $0.0001
	Number of Shares	Amount	Number of Shares	Amount	Additional paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit

Balance, June 30, 2012	-	$-	1,634,993,250	$163,499	$(159,649)	$(35,085)	$(31,235)

Net loss	-	-	-	-	-	(5,315)	(5,315)

Balance, June 30, 2013	-	-	1,634,993,250	163,499	(159,649)	(40,400)	(36,550)

Retirement of common shares	-	-	(1,610,006,750)	(161,000)	161,000	-	-

Issuance of common shares for compensation	-	-	99,999,867	10,000	(8,621)	-	1,379

Issuance of Series A Preferred Stock for compensation	95,000	10	-	-	424,990	-	425,000

Shares returned to Treasury	-	-	(649,000)	(65)	65	-	-

Net loss	-	-	-	-	-	(564,377)	(564,377)

Balance, June 30, 2014	95,000	10	124,337,367	12,434	417,785	(604,777)	(174,548)

Shares issued upon conversion of debt	-	-	2,000,000	200	5,000	-	5,200

Net loss	-	-	-	-	-	(4,691)	(4,691)

Balance, March 31, 2015	95,000	$10	126,337,367	$12,634	$422,785	$(609,468)	$(174,039)

See accompanying notes to the consolidated financial statements.

Harrison Vickers and Waterman Inc.

Consolidated Statements of Cash Flows

	For the Nine Months	For the Nine Months
	Ended	Ended
	March 31, 2015	March 31, 2014
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,691)	$(443,166)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Common stock issued for compensation	-	1,379
Series A Preferred Stock issued for compensation	-	425,000
Amortization of Discount on Notes Payable	19,658	-
Derivative Expense	19,814	-
Change in Fair Market Value of Derivative liability	(9,491)	-
Gain (loss) on conversion of debt	2,600	-
Changes in operating assets and liabilities:
Real estate loans	520,000	330,000
Accrued expenses	(60,751)	(855)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	487,139	312,358

NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Amounts received from related party	-	2,001
Issuance of notes payable -investor	32,500	13,064
Payment on secured promissory note	(520,000)	(330,000)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(487,500)	(314,935)

NET CHANGE IN CASH	(361)	(2,577)

Cash at beginning of reporting period	361	2,706

Cash at end of reporting period	$-	$129

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of real estate loans for debt, net	$-	$1,800,000

See accompanying notes to the consolidated financial statements.

Harrison Vickers and Waterman Inc.

March 31, 2015 and 2014

Notes to the Consolidated Financial Statements

(Unaudited)

Note 1 - Organization and Operations

The Company, under the name Sharp Performance Associates LLC was organized as a Limited Liability Company on September 5, 2008 under the laws of the State of Nevada. The LLC provides consulting services to the sales and marketing sectors of the automotive industry.

Material Definitive Agreement

Effective September 6, 2013 the Company entered into a Securities Purchase Agreement (the “Agreement”) with Harrison Vickers and Waterman, LLC (“Harrison Vickers”).  Pursuant to the Agreement the Company agreed to purchase from Harrison Vickers certain assets held by Harrison Vickers in the form of real estate loans (the “Loans”).  The purchase price was paid by the Company via the issuance of a secured promissory note in the principal amount of $1,800,000 (the “Note”) due March 31, 2015.  Currently the Company is in discussions to extend the maturity of the Note. See Note 4 for more detail.

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

Change in Business Model

On April 21, 2015, the Company entered into a Purchase Agreement (the “Purchase Agreement”), with the three original shareholders of Attitude Beer Holding Co., a Delaware corporation (“ABH”), namely, Attitude Drinks, Inc., a Delaware corporation (“Attitude Drinks”), Alpha Capital Anstalt, a company organized under the laws of Liechtenstein (“Alpha”) and Tarpon Bay Partners LLC, a Florida limited liability company (“Tarpon Bay”), pursuant to which the shareholders sold to the Company all of the outstanding shares of stock of ABH and ABH thereupon became a wholly owned subsidiary of the Company. In consideration for the purchase of the shares of common stock of ABH, the Company issued: (i) to Attitude Drinks, 51 shares of a newly created Series B Preferred Stock of the Company (the “Series B Preferred Stock”) and a seven year warrant (the “B Warrant”) to purchase 5,000,000 shares of the Company’s common stock, par value $.0001 per share (the “Common Stock”), at an exercise price of $0.075 per share (subject to customary anti-dilution adjustments); (ii) to Alpha, a secured convertible note due April 20, 2017 (the “Secured Convertible Note”) in the principal amount of $1,619,375 a seven year warrant (the “Alpha Warrant”), to purchase 1,295,500,500, shares of Common Stock at an exercise price of $0.0025 per share (subject to customary anti-dilution adjustments), and an additional investment right (“AIR”) to purchase up to $3,750,000 in additional notes (the “AIR Note”) and corresponding warrants (“the “AIR Warrant”); and (iii) to Tarpon, a Secured Convertible Note in the principal amount of $554,791.67, a seven year warrant (the “Tarpon Warrant”) to purchase 443,833,333 shares of Common Stock at an exercise price of $0.0025 per share (subject to customary anti-dilution adjustments), and an AIR to purchase up to $1,250,000 in additional notes and corresponding AIR Warrants.  In addition, Alpha acquired 32,300 shares of the Company’s Series A Preferred Stock (convertible into 32,300,000 shares of the Company’s Common Stock) from HVW Holdings LLC (an entity of which Mr. James Giordano, the Company’s prior Chief Executive Officer and Chairman of the Board, is the managing member), subject to the terms of a Purchase Agreement (the “Series A Purchase Agreement”). Attitude Drinks purchased 87,990,000 shares of Common Stock from HVW Holdings LLC at a price of $65,000, subject to the terms of a Purchase Agreement (the “Common Stock Purchase Agreement”).

In December 2014, ABH entered into a joint venture with New England World of Beer and together opened a 4,000 sq. foot tavern in West Hartford, Connecticut that sells a selection of over 500 craft and imported beers along with tavern food and other spirits and cocktails. New England World of Beer holds franchise rights for all of Connecticut and Massachusetts. Similar taverns are currently open in 20 states, namely AL, AZ, CO, CT, FL, GA, IL, LA, MD, MI, NC, NJ, NY, OH, SC, TN, TX, VA, WA and WI.

See our Form 8-K filed April 27, 2015 incorporated by reference in this document for more detail.

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

There were no potentially outstanding dilutive common shares for the reporting period ended March 31, 2015 or 2014.

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

The amendments are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

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

Note 4 – Real Estate Loans Receivable and Related Promissory Note Payable

Effective September 6, 2013 the Company entered into a Securities Purchase Agreement (the “Agreement”) with Harrison Vickers and Waterman, LLC (“Harrison Vickers”).  Pursuant to the Agreement the Company agreed to purchase from Harrison Vickers certain assets held by Harrison Vickers in the form of real estate loans (the “Loans”).  The purchase price was paid by the Company via the issuance of a secured promissory note in the principal amount of $1,800,000 (the “Note”) due March 31, 2015.  Currently, the Company is in discussions to extend the maturity of the Note.

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

On February 10, 2015, the note for $520,000 was fully repaid.

The current balance outstanding is $950,000.

	March 31, 2015	June 30, 2014
Balance Outstanding	$950,000	$1,470,000

Note 5 –Notes Payable - Investor

Notes payable – investor is as follows:

	March 31, 2015	June 30, 2014
On October 9, 2013, the Company issued a promissory note in the principal amount of $2,750 with a 10% Original Issuance Discount ("OID") for $2,500 with an investor. The note matured on June 30, 2014 and bears interest at ten percent per annum, compounded monthly. The note is currently in default.	$2,938	$2,938

On October 23, 2013, the Company issued a promissory note in the principal amount of $5,500 with a 10% Original Issuance Discount ("OID") for $5,000 with an investor. The Note matured on June 30, 2014 and bears interest at ten percent per annum, compounded monthly. The note is currently in default.	5,527	5,527

On January 31, 2014, the Company issued a promissory note in the principal amount of $5,500 with a 10% Original Issuance Discount ("OID") for $5,000 with an investor. The Note matured on January 31, 2015 and bears interest at ten percent per annum, compounded monthly. The note is currently in default.	5,212	5,212

On May 15, 2014, the Company issued a promissory note in the principal amount of $11,000 with a 10% Original Issuance Discount ("OID") for $10,000 with an investor. The Note matured on November 15, 2014 and bears interest at ten percent per annum, compounded monthly. The note is currently in default.	10,125	10,125

On May 30, 2014, the Company issued a promissory note in the principal amount of $5,500 with a 10% Original Issuance Discount ("OID") for $5,000 with an investor. The Note matured on March 31, 2015 and bears interest at ten percent per annum, compounded monthly. The note is currently in default.	5,042	5,042

	$28,844	$28,844

Subsequent to the balance sheet date, theses notes were all changed to convertible debt. See Subsequent Events, Note 11 for more detail.

Note 6 –Convertible Notes Payable - Investor

Convertible notes payable consisted of the following:

	March 31, 2015	June 30, 2014

Since inception, the Company had received advances from its former Chairman and Chief Executive Officer, Robert J Sharp, for working capital purposes. Mr. Sharp advanced the Company $36,628. On September 1, 2013, Mr. Sharp assigned his rights to the advances to an investor. On January 2, 2015, the Company and the Investor agreed to adjust amounts due to the investor in the following fashion:  The Note

(a)

became immediately convertible;

(b)

converts into common stock at a 50% discount from the lowest closing bid price for the prior thirty trading days;

(c)

 bears interest at a rate of 10% per year.

On March 25, 2015, the investor converted $2,600 worth of debt into 2,000,000 shares.

	$34,028	$-

On October 1, 2014, the Company issued a promissory note in consideration for $25,000 received from an investor.  The Note matures on June 30, 2015 and bears interest at ten percent per annum. The investor is entitled at his option to convert all or any lesser portion of the amounts due from the Company for additional shares. The conversion price is an amount equal to fifty percent (50%) of the lowest closing bid price in the thirty days prior to the day that the Investor requests conversion. Because this conversion feature is variable, management has concluded that the feature cannot be indexed solely to the Company’s own stock and therefore is precluded from equity classification.  As a result, the feature must be accounted for as a derivative liability.

	25,000	-

On October 24, 2014, the Company issued a promissory note in consideration for $5,000 received from an investor.  The Note matures on July 31, 2015 and bears interest at ten percent per annum. The investor is entitled at his option to converting all or any lesser portion of the amounts due from the Company for additional shares. The conversion price is an amount equal to fifty percent (50%) of the lowest closing bid price in the thirty days prior to the day that the Investor requests conversion.  Because this conversion feature is variable, management has concluded that the feature cannot be indexed solely to the Company’s own stock and therefore is precluded from equity classification.  As a result, the feature must be accounted for as a derivative liability.

	5,000	-

On March 15, 2015, the Company issued a promissory note in consideration for $2,500 received from an investor.  The Note matures on July 31, 2015 and bears interest at ten percent per annum. The investor is entitled at his option to converting all or any lesser portion of the amounts due from the Company for additional shares. The conversion price is an amount equal to fifty percent (50%) of the lowest closing bid price in the thirty days prior to the day that the Investor requests conversion.  Because this conversion feature is variable, management has concluded that the feature cannot be indexed solely to the Company’s own stock and therefore is precluded from equity classification.  As a result, the feature must be accounted for as a derivative liability

	2,500	-

Face amount	66,528	-

Discount representing the derivative liability on conversion features up to the principal amount	(32,500)	(-)

Accumulated amortization of discount of convertible notes payable	19,658	-

Convertible notes payable, net	$53,686	$-

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

Summary of Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheets:

		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative liabilities on conversion feature	$42,823	$-	$-	$42,823	$42,823
Total derivative liabilities	$42,823	$-	$-	$42,823	$42,823

Summary of the Changes in Fair Value of Level 3 Financial Liabilities

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the fiscal year ended June 30, 2015:

	Fair Value Measurement Using Level 3 Inputs
	Derivative liability	Total
Balance, June 30, 2014	$-	$-
Purchases, issuances and settlements	32,500	32,500
Total gains or losses (realized/unrealized)
Included in net (income) loss	10,323	10,323
Included in other comprehensive income	-	-
Transfers in and/or out of Level 3	-	-
Balance, March 31, 2015	$42,823	$42,823

Note 8 – Due to Investor

Since inception, the Company had received advances from its former Chairman and Chief Executive Officer, Robert J Sharp, for working capital purposes.

On September 1, 2013, Mr. Sharp assigned his rights to the advances, then totaling $36,628 to an investor. These amounts remained non-interest bearing and due on demand until January 2, 2015.

On January 2, 2015, the Company and the investor agreed to adjust these items in the following fashion:

(a) The note became immediately convertible into common stock at a 50% discount form the lowest closing bid price for the prior thirty trading days.

(b) the note bears interest at a rate of 10% per year.

Since the Note is now convertible, commencing with the quarter ended March 31, 2015, it is now part of convertible debt.

	March 31, 2015	June 30, 2014
Balance Due to Investor	$-	$36,628

Note 9 – Commitments and Contingencies

Management Agreement

Effective September 6, 2013 the Company entered into a management agreement (the “Management Agreement”) between the Company and HVW.

The material terms of the Management Agreement include: (i) HVW will provide certain business, financial and advisory services to the Company; (ii) HVW will receive a management fee of two percent (2%) per annum of average gross assets, and (iii) HVW will also receive twenty percent (20%) of the revenues received by the Company derived from the services under the Management Agreement. The management fee has been waived for the year ended June 30, 2014 and the interim period ended March 31, 2015.  Pursuant to the change in business model described in Note 1 in the Notes to the Financial Statements, Organization and Operation, these fees have been waived in perpetuity.

Note 10 – Stockholders’ Deficit

Shares Authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is Seventy Five Million (75,000,000) shares of which One Million (1,000,000) shares are Preferred Stock, par value $0.0001 per share, and Seventy Four Million (74,000,000) shares are Common Stock, par value $0.0001 per share.

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

As set forth in the Certificate of Designation, the holders of Series A Preferred Stock are entitled to receive, when and as declared by the Board of Directors out of funds legally available therefore, and the Company accrues, quarterly in arrears on December 31, December 31, March 31, and June 30 of each year, cumulative dividends on the Series A Preferred Stock at the rate per share equal to eight percent (8%) per annum on the Stated Value, payable in common stock valued at the closing trade price per share on the last trading day of the calendar quarter.  Through the current period, the holders of the Series A Preferred have deferred these dividends.  There is no guarantee that this will be done going forward.  The Series A Preferred Stock shall not have the right to vote on any matter that may from time to time be submitted to the Company’s shareholders for a vote, either by written consent or by proxy.   So long as any shares of Series A Preferred Stock are outstanding, the Company shall not and shall cause its subsidiaries not to, without the affirmative vote of the Requisite Holders, (a) alter or change adversely the powers, preferences or rights given to the Series A Preferred Stock, (b) alter or amend this Certificate of Designation, (c) amend its certificate of incorporation, bylaws or other charter documents so as to affect adversely any rights of any Holders of the Series A Preferred Stock, (d) increase the authorized or designated number of shares of Series A Preferred Stock, (e) issue any additional shares of Series A Preferred Stock (including the reissuance of any shares of Series A Preferred Stock converted for Common Stock) or (f) enter into any agreement with respect to the foregoing. Each share of Series A Preferred Stock shall be convertible into 1,000 shares of Common Stock.  For a period of 24 months from the Issuance Date, if the Company issues shares of common stock (or securities, including any derivative securities, containing the right to purchase, exercise or convert into shares of common stock) (the “Dilution Shares”) such that the outstanding number of shares of common stock on a fully diluted basis shall be greater than 214,000,000 shares (inclusive of conversions of Series A Preferred Stock at the Conversion Ratio immediately above), then the Conversion Ratio for the Series A Preferred Stock then outstanding and unconverted as of the date the Dilution Shares are issued shall be adjusted to equal the Conversion Ratio multiplied by a fraction, the numerator of which shall be the number of shares outstanding on a fully diluted basis after the issuance of the Dilution Shares, and the denominator shall be 214,000,000.   The Company shall not effect any conversion of the Series A Preferred Stock, to the extent that, after giving effect to the conversion, such Holder (together with such Holder’s Affiliates, and any Persons acting as a group together with such Holder or any of such Holder’s Affiliates) would beneficially own in excess of 9.9% of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon conversion of Series A Preferred Stock.

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

On November 4, 2013, the owners of the Series A Preferred Stock agreed that the conversion ratio, as defined in the Certificate of Designation, will not change in the event of forward-split or reverse-split for a period of six months from issuance.

To date, the holders of the Series A have deferred the accrual of dividends.

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

Note 11 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the consolidated financial statements were issued to determine if they must be reported.  The Management of the Company determined that the following was a significant event.

Change in Business Model

On April 21, 2015, the Company entered into the Purchase Agreement  with ABH, Alpha and Tarpon Bay, pursuant to which the shareholders sold to the Company all of the outstanding shares of stock of ABH and ABH thereupon became a wholly owned subsidiary of the Company. In consideration for the purchase of the shares of common stock of ABH, the Company issued: (i) to Attitude Drinks, 51 shares of Series B Preferred Stock and the B Warrant to purchase 5,000,000  Common Stock, at an exercise price of $0.075 per share (subject to customary anti-dilution adjustments); (ii) to Alpha, the Secured Convertible Note in the principal amount of $1,619,375, the Alpha Warrant, to purchase 1,295,500,500, shares of Common Stock at an exercise price of $0.0025 per share (subject to customary anti-dilution adjustments), and an AIR to purchase up to $3,750,000 in the AIR Note and the AIR Warrant; and (iii) to Tarpon, a Secured Convertible Note in the principal amount of $554,791.67, the Tarpon Warrant to purchase 443,833,333 shares of Common Stock at an exercise price of $0.0025 per share (subject to customary anti-dilution adjustments), and an AIR to purchase up to $1,250,000 in additional notes and corresponding AIR Warrants.  In addition, Alpha acquired 32,300 shares of the Company’s Series A Preferred Stock (convertible into 32,300,000 shares of the Company’s Common Stock) from HVW Holdings LLC (an entity of which Mr. James Giordano, the Company’s prior Chief Executive Officer and Chairman of the Board, is the managing member), subject to the terms of a Purchase Agreement (the “Series A Purchase Agreement”). Attitude Drinks purchased 87,990,000 shares of Common Stock from HVW Holdings LLC at a price of $65,000, subject to the terms of a Purchase Agreement (the “Common Stock Purchase Agreement”).

In December 2014, ABH entered into a joint venture with New England World of Beer and together opened a 4,000 sq. foot tavern in West Hartford, Connecticut that sells a selection of over 500 craft and imported beers along with tavern food and other spirits and cocktails. New England World of Beer holds franchise rights for all of Connecticut and Massachusetts. Similar taverns are currently open in 20 states, namely AL, AZ, CO, CT, FL, GA, IL, LA, MD, MI, NC, NJ, NY, OH, SC, TN, TX, VA, WA and WI.

See our Form 8-K filed April 27, 2015 for more detail.

Issuance of Debt

On April 27, 2015, the Company issued a promissory note in consideration for $13,250 received from an investor.  The Note matures on December 31, 2016 and bears interest at ten percent per annum. The investor is entitled at his option to converting all or any lesser portion of the amounts due from the Company for additional shares. The conversion price is an amount equal to fifty percent (50%) of the lowest closing bid price in the thirty days prior to the day that the Investor requests conversion, or $.0025, whichever is lower.  Because this conversion feature is variable, management has concluded that the feature cannot be indexed solely to the Company’s own stock and therefore is precluded from equity classification.  As a result, the feature must be accounted for as a derivative liability.

Renegotiation of debt

On April 27, 2015, the Company renegotiated all of its outstanding indebtedness with creditors with the exception of the promissory note referenced above.  Maturity dates of all debt were extended to April 1, 2017 and all debt is now convertible. The conversion price is an amount equal to fifty percent (50%) of the lowest closing bid price in the thirty days prior to the day that the Investor requests conversion, or $.0025, whichever is lower.

Appointment of Chief Financial Officer

On May 13, 2015, Tommy Kee, age 66, was appointed as our Chief Executive Officer.  Mr. Kee has served as the Chief Executive Officer of Attitude Drinks Inc. since November, 2007.  Mr. Kee was previously the Chief Accounting Officer of Bravo! Brands, Inc.  He graduated with an MBA from the University of Memphis and a BS degree in accounting from the University of Tennessee.  Before joining us, he served for several years as CFO for Allied Interstate, Inc. in the West Palm Beach area.  Prior to that, Mr. Kee served as CFO and Treasurer for Hearx Ltd. a West Palm Beach, Florida public company.  He also served 18 years as International Controller and Financial Director with the Holiday Inns Inc. organization in Memphis and Orlando.  Mr. Kee gave his letter of resignation as CFO, effective July 10, 2009 but rejoined the Company in April, 2010.

There are no family relationships between Mr. Kee and any director, executive officer or person nominated or chosen by the Company to become as director or executive officer of the Company and there have been no transactions involving Mr. Kee that would require disclosure under Item 404(a) of Regulation S-K other than his service as an executive officer of Attitude Drinks Inc.

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

General

Recent Developments

On April 21, 2015, we commenced operation in a second line of business when we acquired all of the outstanding shares of stock of Attitude Beer Holding Co., a Delaware corporation (“ABH”) from its the three original shareholders Attitude Drinks, Inc., a Delaware corporation (“Attitude Drinks”), Alpha Capital Anstalt, a company organized under the laws of Liechtenstein (“Alpha”) and Tarpon Bay Partners LLC, a Florida limited liability company (“Tarpon Bay”). In consideration for the purchase of the shares of common stock of ABH, we issued: (i) to Attitude Drinks, 51 shares of a newly created Series B Preferred Stock of the and a seven year warrant (the “B Warrant”) to purchase 5,000,000 shares of the Company’s common stock, par value $.0001 per share (the “Common Stock”), at an exercise price of $0.075 per share (subject to customary anti-dilution adjustments); (ii) to Alpha, a secured convertible note due April 20, 2017 in the principal amount of $1,619,375 a seven year warrant, to purchase 1,295,500,500, shares of Common Stock at an exercise price of $0.0025 per share (subject to customary anti-dilution adjustments), and an additional investment right (“AIR”) to purchase up to $3,750,000 in additional notes and corresponding warrants (“the “AIR Warrant”); and (iii) to Tarpon, a Secured Convertible Note in the principal amount of $554,791.67, a seven year warrant to purchase 443,833,333 shares of Common Stock at an exercise price of $0.0025 per share (subject to customary anti-dilution adjustments), and an AIR to purchase up to $1,250,000 in additional notes and corresponding AIR Warrants.  In addition, Alpha acquired 32,300 shares of our Series A Preferred Stock (convertible into 32,300,000 shares of the  Common Stock) from HVW Holdings LLC (an entity of which Mr. James Giordano, our prior Chief Executive Officer and Chairman of the Board, is the managing member), subject to the terms of a Purchase Agreement. Attitude Drinks purchased 87,990,000 shares of Common Stock from HVW Holdings LLC at a price of $65,000, subject to the terms of a Purchase Agreement.

In December 2014, ABH entered into a joint venture with New England World of Beer and together opened a 4,000 sq. foot tavern in West Hartford, Connecticut that sells a selection of over 500 craft and imported beers along with tavern food and other spirits and cocktails. New England World of Beer holds franchise rights for all of Connecticut and Massachusetts. Similar taverns are currently open in 20 states, namely AL, AZ, CO, CT, FL, GA, IL, LA, MD, MI, NC, NJ, NY, OH, SC, TN, TX, VA, WA and WI.

Our Company

Since September 2013 until recently, we were primarily engaged in the business of making commercial secured real estate loans. Our business model until the ABH acquisition was solely focused upon making commercial secured real estate loans under advantageous and risk averse terms. We provide alternative funding solutions to borrowers who may not qualify with conventional lenders or may require faster turnaround. Typical terms for loans are as follows: a) terms are generally for one year but may be extended to three years; b) interest rates are above market and adjustable upward; c) loans are interest only; d) loan to value (“LTV”) below 60%; e) loan secured by a first lien; f) all expenses, costs and fees incurred are paid for by the borrower. The Company anticipates additional opportunities through loan default, foreclosure, selected development, ownership and property management. We continue our current business model in addition to our new business model. Our business model for real estate loans is making commercial secured real estate loans under advantageous and risk averse terms. We provide alternative funding solutions to borrowers who may not qualify with conventional lenders or may require faster turnaround. Typical terms for loans are as follows: a) terms are generally for one year but may be extended to three years; b) interest rates are above market and adjustable upward; c) loans are interest only; d) loan to value (“LTV”) below 60%; e) loan secured by a first lien; f) all expenses, costs and fees incurred are paid for by the borrower. The Company anticipates additional opportunities through loan default, foreclosure, selected development, ownership and property management.

We believe the returns we shall get are more than commensurate with the risks offered by the short-term nature of the loans, above market interest rates and low loan to value (“LTV”) of our loans. We may charge above average interest rates due to our efficiency in providing loans and our knowledge in conducting due diligence accurately and timely.

On April 21, 2015, we commenced operations in a second line of business, the ownership of taverns that serve craft and imported beer along with food and other spirits.  ABH currently owns in a joint venture, an interest in one World of Beer tavern located in  Stamford, Connecticut and just started construction of a second World of Beer Tavern in Milford, Connecticut. World of Beer began as a neighborhood tavern and has grown to 70 locations in 18 states. WOB has grown to 70 locations in 18 states.

In December 2014, ABH entered into a joint venture with New England World of Beer and together opened a 4,000 sq. foot tavern in West Hartford, Connecticut that sells a selection of over 500 craft and imported beers along with tavern food and other spirits and cocktails. New England World of Beer holds franchise rights for all of Connecticut and Massachusetts. Similar taverns are currently open in 20 states, namely AL, AZ, CO, CT, FL, GA, IL, LA, MD, MI, NC, NJ, NY, OH, SC, TN, TX, VA, WA and WI.

History and Other Information

We were incorporated on June 5, 2008, under the laws of the State of Nevada. On that date, we acquired 100% of the ownership interest in Sharp Performance Associates, LLC and the rights to the GT-33 customization package from the sole owner Robert J Sharp. We issued Mr. Sharp 5,000,000 shares in consideration for this acquisition. On September 6, 2013, we changed our business model from that of a service provider for the automobile industry to a service provider in the mortgage industry when we acquired from Harrison Vickers and Waterman LLC (“Harrison Vickers”) certain real estate loans in the amount of $1,800,000. We issued a secured promissory note as consideration for the loans. The Note is due on March 31, 2015. During the first six months of the fiscal year, $330,000 of the real estate loans were repaid with interest. With the proceeds, we repaid Harrison Vickers for that portion of the secured promissory note. The remaining balance of the loans and the secured promissory note at the balance sheet date was $1,470,000. Also, on September 6, 201, we entered into a Securities Purchase Agreement (the “HVW Agreement”) with HVW Holdings LLC (“HVW”). Pursuant to the Agreement we agreed to sell to HVW an aggregate of 308,166 shares of the Common Stock and 32,300 shares of our preferred stock which pursuant to the terms thereof will be convertible into 32,300,000 shares of our common stock. The consideration under the HVW Agreement was certain services to be rendered by HVW to us pursuant to a management agreement (the “Management Agreement”) entered into between us and HVW on September 6, 2013. On April 21, 2015, we added a second line of business, the beer tavern business with the addition of ABH.

Our principal executive office is located at 712 U.S. Highway 1, Suite 200, North Palm Beach, FL 33408. Our telephone number is (561) 227-2727. Our fiscal year end is June 30 th

Results of Operations for the Three Months Ended March 31, 2015 As Compared to March 31, 2014

Commensurate with the change in business model described, under “General” above, the Company generated $45,833 in gross revenues for the three months ended March 31, 2015. These are revenues associated with the purchase of real estate loans. These revenues were offset by interest expense in the same amount. During the period ended March 31, 2014, these loans balances were slightly higher for the entire period and as such only $43,496 in revenues were generated, which were offset by interest expense in the same amount.

Professional fees increased $1,250 for the three month period ended March 31, 2015 versus March 31, 2014, primarily due to increased accounting fees.

Compensation-officer decreased $175,000 due to the reversal of all prior accruals of Mr. Giordano’s salary. As part of the new business model, Mr. Giordano, upon resigning from the Company, agreed to forfeit any claims on his salary. Mr. Giordano’s resignation is detailed in our Form 8-K filed on April 27, 2015. Please see that filing for more detail.

General and administrative decreased increased $720 due to reduced accruals principally due to an investor awareness campaign which cost $15,000 plus payments and accruals for SEC filing and transfer agent fees.

Results of Operations for the Nine Months Ended March 31, 2015 As Compared to March 31, 2014

Commensurate with the change in business model described, under “General” above, the Company generated $134,033 in gross revenues for the nine months ended March 31, 2015. These are revenues associated with the purchase of real estate loans. These revenues were offset by interest expense in the same amount. During the nine month period ended March 31, 2014, these loans were outstanding only for a portion of the first quarter and as such only $104,730 in revenues were generated, which were offset by interest expense in the same amount.

Professional fees increased $31,750 for the nine month period ended March 31, 2015 versus March 31, 2014, primarily due to increased legal fees.

Compensation-officer decreased $308,788 due to the issuance to our former Chairman and Chief Executive Officer of Series A Preferred Stock in the prior period for services rendered of $208,788, and $100,000 due to the reversal of all prior accruals of Mr. Giordano’s salary. As part of the new business model, Mr. Giordano, upon resigning from the Company, agreed to forfeit any claims on his salary. Mr. Giordano’s resignation is detailed in our Form 8-K filed on April 27, 2015. Please see that filing for more detail.

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

General and administrative expenses increased $20,247 principally due to an investor awareness campaign which cost $15,000 plus payments and accruals for SEC filing and transfer agent fees.

Liquidity and Capital Resources

Our cash balance at March 31, 2015 was $-0-, a decrease of $361 from $361 at June 30, 2014.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e)). Based upon that evaluation, our principal executive officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

Inherent Limitations of Internal Controls

Our Chief Executive Officer and Chief Financial Officer does not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None during the current period except those reported on Note 6 to the financial statements.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon securities

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

Appointment of Chief Financial Officer

On May 13, 2015, Tommy Kee, age 66, was appointed as our Chief Executive Officer.  Mr. Kee has served as the Chief Executive Officer of Attitude Drinks Inc. since November, 2007.  Mr. Kee was previously the Chief Accounting Officer of Bravo! Brands, Inc.  He graduated with an MBA from the University of Memphis and a BS degree in accounting from the University of Tennessee.  Before joining us, he served for several years as CFO for Allied Interstate, Inc. in the West Palm Beach area.  Prior to that, Mr. Kee served as CFO and Treasurer for Hearx Ltd. a West Palm Beach, Florida public company.  He also served 18 years as International Controller and Financial Director with the Holiday Inns Inc. organization in Memphis and Orlando.  Mr. Kee gave his letter of resignation as CFO, effective July 10, 2009 but rejoined the Company in April, 2010.

There are no family relationships between Mr. Kee and any director, executive officer or person nominated or chosen by the Company to become as director or executive officer of the Company and there have been no transactions involving Mr. Kee that would require disclosure under Item 404(a) of Regulation S-K other than his service as an executive officer of Attitude Drinks Inc.

ITEM 6. EXHIBIT INDEX

Exhibit
Number	Description

3.1

Certificate of Designations of Series A Convertible Preferred Stock (Incorporated by reference as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 333-162072) filed with the Securities and Exchange Commission on September 18, 2013)

3.2

Certificate of Designations of Series B Convertible Preferred Stock (Incorporated by reference as Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 333-162072) filed with the Securities and Exchange Commission on April 27, 2015)

4.1

A Warrant issued to Alpha Capital Anstalt (Incorporated by reference as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 333-162072) filed with the Securities and Exchange Commission on April 27, 2015)

4.2

A Warrant issued to Tarpon Bay Partners LLC (Incorporated by reference as Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 333-162072) filed with the Securities and Exchange Commission on April 27, 2015)

4.3

B Warrant issued to Attitude Drinks, Inc. (Incorporated by reference as Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 333-162072) filed with the Securities and Exchange Commission on April 27, 2015)

4.4

Secured Convertible Note due 2017 issued to Alpha Capital Anstalt (Incorporated by reference as Exhibit 4.4 to the Company’s Current Report on Form 8-K (File No. 333-162072) filed with the Securities and Exchange Commission on April 27, 2015)

4.5

Secured Convertible Note due 2017 issued to Tarpon Bay Partners LLC (Incorporated by reference as Exhibit 4.5 to the Company’s Current Report on Form 8-K (File No. 333-162072) filed with the Securities and Exchange Commission on April 27, 2015)

4.6

Additional Investment Right issued to Alpha Capital Anstalt (Incorporated by reference as Exhibit 4.6 to the Company’s Current Report on Form 8-K (File No. 333-162072) filed with the Securities and Exchange Commission on April 27, 2015)

4.7

Additional Investment Right issued to Tarpon Bay Partners LLC (Incorporated by reference as Exhibit 4.7 to the Company’s Current Report on Form 8-K (File No. 333-162072) filed with the Securities and Exchange Commission on April 27, 2015)

10.1

Asset Purchase Agreement dated as of April 21, 2015 between Harrison Vickers and Waterman Inc., and Attitude Drinks, Inc., Alpha Capital Anstalt and Tarpon Bay Partners LLC (Incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 333-162072) filed with the Securities and Exchange Commission on April 27, 2015)

10.2

Stock Pledge Agreement dated as of April 21, 2015 by and between Attitude Drinks, Inc. and Tarpon Bay Partners LLC as collateral agent on behalf Alpha Capital Anstalt and Tarpon Bay Partners LLC (Incorporated by reference as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 333-162072) filed with the Securities and Exchange Commission on April 27, 2015)

10.3

Security Agreement dated as of April 21, 2015 among Harrison Vickers and Waterman Inc., each subsidiary of Harrison Vickers and Waterman Inc. and Tarpon Bay Partners LLC as collateral agent (Incorporated by reference as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 333-162072) filed with the Securities and Exchange Commission on April 27, 2015)

10.4

Guaranty dated as of April 21, 2015 entered into by Attitude Beer Holding Co., for the benefit of Alpha Capital Anstalt and Tarpon Bay Partners LLC (Incorporated by reference as Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 333-162072) filed with the Securities and Exchange Commission on April 27, 2015)

10.5

Guaranty dated as of April 21, 2015 entered into by Attitude Drinks, Inc., for the benefit of Alpha Capital Anstalt and Tarpon Bay Partners LLC (Incorporated by reference as Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 333-162072) filed with the Securities and Exchange Commission on April 27, 2015)

10.6

Exchange Agreement dated as of April 21, 2015 by and among Attitude Beer Holding Co, Attitude Drinks, Inc. and Alpha Capital Anstalt and Tarpon Bay Partners LLC (Incorporated by reference as Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 333-162072) filed with the Securities and Exchange Commission on April 27, 2015)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 13, 2015	HARRISON VICKERS AND WATERMAN INC.

By: /s/ Roy Warren
Name: Roy Warren
Title: CEO, Chief Executive Officer (Principal Executive Officer)