Form 10-K
period 2015-06-30
HARRISON VICKERS & WATERMAN INC
filed 2015-09-15
CIK 1472847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

  X . ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

.

      . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

HARRISON VICKERS AND WATERMAN INC.
(Exact name of registrant as specified in its charter)

Nevada	26-2883037
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

712 U.S. Highway 1, Suite 200 North Palm Beach, FL 33408	(561) 227-2727
Address of registrant’s Principal executive offices including Area code	Registrant’s telephone number

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

Yes      .  No  X ..

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of September 14, 2015 was approximately $1,958,229 based on $.0155, the price at which the registrant’s common stock was last sold as of this filing.

As of September 14, 2015, the registrant had 126,337,367 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes      . No  X .

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

There are several factors that could cause actual results or events to differ materially from those anticipated, and include, but are not limited to, general economic, financial and business conditions, commodity prices, and changes in consumer preferences

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-K to be accurate as of the date hereof. Changes may occur after that date. We will not update that information except as required by law in the normal course of its public disclosure practices.

ITEM 1. BUSINESS

Through our wholly owned subsidiary, Attitude Beer Holding Co., a Delaware corporation (“ABH”), we are an owner of a 51% interest in a World of Beer franchise tavern and restaurant located in West Hartford Connecticut. In December 2014, ABH entered into a joint venture (the “JV”) with New England World of Beer (“NEWOB”) and together opened a 4,000 sq. foot tavern in West Hartford, Connecticut (“West Hartford WOB”) that sells a selection of over 500 craft and imported beers along with tavern food and other spirits and cocktails. New England World of Beer holds franchise rights for all of Connecticut and Massachusetts. Similar taverns are currently open in 20 states, namely AL, AZ, CO, CT, FL, GA, IL, LA, MD, MI, NC, NJ, NY, OH, SC, TN, TX, VA, WA and WI. Our joint venture partner, NEWOB, operates and manages this location. NEWOB acquired exclusive rights from World of Beer Franchising Inc to develop World of Beer franchise taverns and restaurants in the State of Connecticut, and the greater Boston area. Through our agreement with NEWOB, we have the right, but are not obligated, to participate in the development of new franchises. As NEWOB has franchise rights with the World of Beer Franchising, Inc. in Tampa, Florida (“franchisor”), we expect to develop other franchise locations in these exclusive territories.

In April 2015, we entered into a Purchase Agreement (the “Purchase Agreement”), with the three original shareholders of ABH, namely, Attitude Drinks Incorporated, a Delaware corporation (“Attitude Drinks”), Alpha Capital Anstalt, a company organized under the laws of Liechtenstein (“Alpha”) and Tarpon Bay Partners LLC, a Florida limited liability company (“Tarpon Bay”), pursuant to which the shareholders sold to us all of the outstanding shares of stock of ABH, and ABH thereupon became our wholly owned subsidiary. In consideration for the purchase of the shares of common stock of ABH, we issued: (i) to Attitude Drinks, 51 shares of our newly created Series B Preferred Stock of the Company (the “Series B Preferred Stock”) and a seven year warrant (the “B Warrant”) to purchase 5,000,000 shares of our common stock, par value $.0001 per share (the “Common Stock”), at an exercise price of $0.075 per share (subject to customary anti-dilution adjustments); (ii) to Alpha, a secured convertible note due April 20, 2017 (the “Secured Convertible Note”) in the principal amount of $1,619,375 a seven year warrant (the “Alpha Warrant”), to purchase 1,295,500,500, shares of Common Stock at an exercise price of $0.0025 per share (subject to customary anti-dilution adjustments), and an additional investment right (“AIR”) to purchase up to $3,750,000 in additional notes (the “AIR Note”) and corresponding warrants (“the “AIR Warrant”); and (iii) to Tarpon, a Secured Convertible Note in the principal amount of $554,792, a seven year warrant (the “Tarpon Warrant”) to purchase 443,833,333 shares of Common Stock at an exercise price of $0.0025 per share (subject to customary anti-dilution adjustments), and an AIR to purchase up to $1,250,000 in additional notes and corresponding AIR Warrants.  In addition, Alpha acquired 32,300 shares of our Series A Preferred Stock (convertible into 32,300,000 shares of Common Stock) from HVW Holdings LLC “HVW”, an entity of which Mr. James Giordano, our prior Chief Executive Officer and prior Chairman of the Board, was the managing member, subject to the terms of a Purchase Agreement (the “Series A Purchase Agreement”). Attitude Drinks purchased 87,990,000 shares of Common Stock from HVW Holdings LLC at a price of $65,000, subject to the terms of a Purchase Agreement (the “Common Stock Purchase Agreement”).

References in this Report to “company”, “we”, “us”, and “our” refer to the business of Harrison Vickers and Waterman, Inc. and our subsidiary.

In September 2013, we shifted our focus to the commercial real estate industry and on September 6, 2013, we purchased from Harrison Vickers and Waterman LLC (“LLC”) certain real estate loans. We still own certain real estate loans, although real estate lending is no longer the primary focus of our business, and therefore we operate as two segments for reporting purposes. We do not anticipate engaging in any more commercial loans

.

Our History

We were incorporated on June 5, 2008, under the laws of the State of Nevada under the name Sharp Performance Inc. From inception until September 2013, our business focus was on the provision of consulting services to the American automotive industry. On October 24, 2013, we changed our name to Harrison Vickers & Waterman Inc. in conjunction with the change in our business focus and engaged in a 324.5-to-1 forward stock split of our common stock. In connection with our shift in business focus, on August 18, 2015, we filed a Definitive Information statement with the Securities and Exchange Commission to change our name to Attitude Beer, Inc. and we expect to file the Certificate of Amendment to our Certificate of Incorporation to effectuate the name change in September 2015.

Available Information

Our principal offices are located at 712 US Highway One, North Palm Beach Florida. Our website address is www.attitudebeer.com. The information contained in, and that can be accessed through, our website is not incorporated into and is not a part of this report. Our phone number is (561) 227- 2727, and our facsimile number is (561) 799-5039. Our filings may also be read and copied at the SEC's Public Reference Room at 100 F Street NE, Room 1580 Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is www.sec.gov.

The West Hartford World Of Beer Restaurant

ABH and NEWOB are the joint venture owners of the West Hartford World of Beer restaurant and tavern. ABH also has an option to purchase a 51% interest in an existing World of Beer restaurant and tavern in Stamford, Connecticut with NEWOB. World of Beer restaurants feature a family friendly environment that offers over 500 imported and craft beers plus a wide variety of menu items. Our restaurant creates a welcoming neighborhood atmosphere that includes a multi-media system, a full beer and spirit bar and an open layout, which is designed to appeal to sports fans and families alike. We believe we differentiate our dining experience from those at other restaurants by appealing to a wide demographic base.  First, for any beer aficionado, they can sample all sorts of brews not commonly found in a welcoming social environment. Second, for any the sports fan, they can find their favorite event on a wide variety of televisions.  Third, for any family group that is looking for a dining experience that is different from typical restaurants, our restaurant allows our guests to customize their experience to meet their time demands and experience requirements.

There are currently approximately 80 World of Beer restaurants in operation of which ABH along with NEWOB own one. We leverage the brand recognition of the other 80 World of Beer restaurants and expect to gain acceptance of our restaurant through the brand recognition of other World of Beer locations throughout the country even though we do not own them. We intend to further strengthen our concept by our emphasis on operational excellence supported by operating guidelines and employee training, all targeted to meet the needs of our demographic base.

Our Concept and Business Strategy

To implement our strategy, the joint venture intends to

•

Identify, invest in and develop new locations;

•

Continuously develop and deliver unique guest experiences;

•

Create an inviting neighborhood atmosphere;

•

Focus on operational excellence;

•

Increase same-store sales, average unit volumes, and profitability.

Our Growth Strategy

Our joint venture with NEWOB will originally concentrate in the New England area where we feel our strategy is most likely to take hold. The JV has developed procedures for identifying new opportunities, determining our expansion strategy in those areas and developing sites for franchised restaurants and taverns. Our current growth strategy is to continue to open franchised locations.

In New England, the JV plans to continue to open new restaurants and taverns until a market is penetrated to a point that enables us to gain marketing, operational, cost and other efficiencies. The JV intends to have a franchise system through the development of new locations.

Along with planned unit growth, the JV is focused on innovating our customer experience in order to enhance each visit to our establishment and strengthen brand loyalty by customizing our menu for specific events that we believe will draw a particular crowd (e.g. - Daytona 500) as well as combining foods with specific beer promotions (e.g. - Bavarian pretzels with German lager promotions).

World of Beer Menu

The World of Beer menu is standard for most items throughout all locations, but there are typically some specialty items added for local tastes and preferences that vary based upon specific promotions or sporting events. The typical menu includes “Tavern shares” which are appetizers that include onion rings, shrimp and potatoes.  Entrees include traditional bar fare such as hamburgers, salads and desserts.

Our West Hartford restaurant and tavern features a full bar which offers an extensive selection of over 500 different local, regional and imported bottle beer selections and craft and favorite beer on 50 rotating taps as well as popular and craft wine and spirits.  NEWOB periodically introduces new menu items in order to improve the experience. The strategy is to balance the established menu offerings that appeal to our loyal guests with new menu items that increase guest frequency and attract new guests.

World of Beer Atmosphere and Layout

Our restaurants and taverns are “open layouts” which provide for complete visibility for our patrons.  The open layout, combined with our detailed selection of beers, we believe makes for an excellent experience that combines a friendly atmosphere, sporting events and our outstanding beer selection. We strive to provide a high-energy atmosphere where friends can gather for camaraderie and to celebrate competition, as well as allow our guests the flexibility to customize their dining experience. The inviting and energetic environment of our restaurant is designed using furnishings that can be easily rearranged to accommodate parties of various sizes. Our restaurant and tavern also features distinct dining and bar areas.

Site Selection and Development

Our site selection process is integral to the successful execution of our growth strategy. Criteria examined include key demographics, population density and other measures. The JV examines site-specific details including visibility, signage, access to main roads and parking. New England WOB LLC’s managing directors have many years of commercial real estate development and broad business experience as entrepreneurs, operators as well as having managed numerous businesses and commercial real estate ventures.

Possible Restaurant Franchise Operations

All of our franchise agreements will be subject to approval of World of Beer Franchising Inc. and will require that each franchised location operate in accordance with their defined operating procedures, adhere to the established menus, meet applicable quality, service, health and cleanliness standards and comply with all applicable laws.

Information Technology

The store utilizes a standard point-of-sale system which tabulates sales as well as items sold.  We have daily reporting of revenues and expenses plus inventory on hand.

Competition

The restaurant industry is intensely competitive. We compete on the basis of the taste, quality and price of food offered, guest service, ambience, location and overall guest experience. We believe that our attractive price-value relationship, the atmosphere of our restaurants, our sports viewing experience, our focus on our guests and the quality and distinctive flavor of our food enable us to differentiate ourselves from our competitors. We believe we compete primarily with local and regional sports bars and national casual dining and quick casual establishments and to a lesser extent with quick service restaurants. Many of our direct and indirect competitors are well-established national, regional or local chains, and some have greater financial and marketing resources than we do.

Government Regulation

The restaurant industry is subject to numerous federal, state and local governmental regulations, including those relating to the preparation and sale of food and alcoholic beverages, sanitation, public health, fire codes, zoning, and building requirements. Each restaurant requires appropriate licenses from regulatory authorities allowing it to sell liquor, beer and wine, and each restaurant requires food service licenses from local health authorities. Our licenses to sell alcoholic beverages must be renewed annually and may be suspended or revoked at any time for cause, including violation by us or our employees of any law or regulation pertaining to alcoholic beverage control, such as those regulating the minimum age of employees or patrons who may serve or be served alcoholic beverages, the serving of alcoholic beverages to visibly intoxicated patrons, advertising, wholesale purchasing and inventory control. In order to reduce this risk, restaurant employees are trained in standardized operating procedures designed to assure compliance with all applicable codes and regulations. We have implemented policies, procedures and training to ensure compliance with these regulations.

We are also subject to laws governing our relationship with employees. Our failure or the failure of our franchisees to comply with international, federal, state and local employment laws and regulations may subject us to losses and harm our brands. The laws and regulations govern such matters as wage and hourly requirements; workers’ compensation insurance; unemployment and other taxes; working and safety conditions; and citizenship and immigration status. Significant additional government-imposed regulations under the Fair Labor Standards Act and similar laws related to increases in minimum wages, overtime pay, paid leaves of absence, and mandated health benefits, may also impact the performance of our franchised operations. In addition, employee claims based on, among other things, discrimination, harassment, wrongful termination, wage and hour requirements and payments to employees who receive gratuities, may divert financial and management resources and adversely affect operations. The losses that may be incurred as a result of any violation of such governmental regulations by the company or our franchisees are difficult to quantify.

We are also subject to licensing and regulation by State of Connecticut and local departments relating to the service of alcoholic beverages, health, sanitation, fire and safety standards. Compliance with these laws and regulations may lead to increased costs and operational complexity and may increase our exposure to governmental investigations or litigation. In addition, we are subject to various state and federal laws relating to the offer and sale of franchises and the franchisor-franchisee relationship. In general, these laws and regulations impose specific disclosure and registration requirements prior to the sale and marketing of franchises and regulate certain aspects of the relationship between franchisor and franchisee.

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

Marketing

Our marketing programs are designed to build awareness of our brand with beer aficionados, sports fans, and families encouraging them to visit and ultimately develop a personal connection to World of Beer. We believe these programs will drive return traffic to our facility and support new restaurant openings.

These lifestyles and behaviors are the cornerstones for creating key brand touch-points within each campaign that includes media, promotions, partnerships and food and beverage experiences that will encourage social interactions and bring each theme to life.

In addition, we have a gift card program.  We can give these away as promotions to bring new customers into our facilities as quickly as possible and also to generate loyalty with existing customers.

Net Revenue Streams

Our net revenue streams are currently derived solely from the revenues from our West Hartford World of Beer location.

Operations

Our leadership team strives for operational excellence by implementing operational standards and best practices.

Kitchen Operations. An important aspect of our concept is the efficient design, layout and execution of our kitchen operations. Due to the relatively simple preparation of our menu items, the kitchen consists of fryers, grill and food prep stations that are arranged assembly-line style for maximum productivity. Our kitchen employees require only basic training before reaching full productivity. Additionally, we do not require the added expense of an on-site chef. The ease and simplicity of our kitchen operations allows us to achieve our goal of preparing casual dining quality food with minimal wait times.

Training. We provide thorough training for our management and hourly employees to prepare them for their role in delivering a positive and engaging experience.

Career Opportunities. Through our training programs, we are able to motivate and retain our field operations team by providing them with opportunities for increased responsibilities and advancement. We strive for a balance of internal promotion and external hiring. This provides us with the ability to retain and grow our employee base.

Recruiting. We actively recruit and select individuals who demonstrate enthusiasm and dedication and who share our passion for high quality guest service delivered through teamwork and commitment. To attract high caliber managers, we have developed a competitive compensation plan that includes a base salary and an attractive benefits package.

Food Preparation, Quality Control and Purchasing

We strive to maintain high quality standards. Our systems are designed to protect our food supply from procurement through the preparation process. We provide detailed specifications to suppliers for our food ingredients, products and supplies. Our restaurant managers are certified in a comprehensive food safety and sanitation course, ServSafe®, which was developed by the National Restaurant Association Educational Foundation.

We negotiate directly with independent suppliers for our supply of food and paper products. Domestically, we use larger local distributors when possible to distribute these products to our restaurants. To maximize our purchasing efficiencies and obtain the lowest possible prices for our ingredients, products and supplies, our purchasing team negotiates prices based on the system-wide usage of both company-owned and franchised restaurants. We believe that competitively-priced, high-quality alternative manufacturers, suppliers, growers and distributors are available should the need arise.

We also explore purchasing strategies to reduce the severity of cost increases and fluctuations, including long-term purchasing arrangements if possible.

Commercial Real Estate

Commencing September 2013, we have been engaged in the making of commercial secured real estate loans to commercial borrowers under what we believe to be advantageous and risk adverse terms. Our business model was to provide alternative funding solutions to borrowers who may not qualify with conventional lenders or may require faster turnaround by offering them commercial secured real estate loans with terms that are designed to be advantageous and otherwise risk averse to us. We currently own loans in the principal amount of $950,000.  We do not anticipate making any new loans.

Effective September 6, 2013, we entered into a Securities Purchase Agreement with Harrison Vickers and Waterman, LLC (“Harrison Vickers”). Pursuant to the agreement we purchased from Harrison Vickers the real estate loans (the “Loans”). The purchase price was paid by us via the issuance of a secured promissory note in the principal amount of $1,800,000 (the “Note”) due December 31, 2014.

The Note is secured by a Pledge Agreement entered into between us and Harrison Vickers, whereby the proceeds of the Loans are pledged as security for the repayment of the Note.

Effective September 6, 2013, we also entered into a Securities Purchase Agreement with HVW. Pursuant to the Agreements we sold to HVW an aggregate of 308,166 shares of our Common Stock and 32,300 shares of our preferred stock which is convertible into 32,300,000 shares of our common stock. The consideration under the agreement was certain services to be rendered by HVW to us pursuant to a management agreement (the “Management Agreement”) entered into between us and HVW on September 6, 2013. The material terms of the Management Agreement include: (i) HVW will provide certain business, financial and advisory services to us; (ii) HVW will receive a management fee of two percent (2%) per annum of average gross assets, (iii) HVW will also receive twenty percent (20%) of the revenues received by us derived from the services under the Management Agreement.

Competitive Business Conditions in The Real Estate Loan Industry

We face considerable competition in our market areas from larger competitor loans from other depository institutions. Many of our competitors have substantially greater resources, broader geographic markets, and higher lending limits than we and are also able to provide more services and make greater use of media advertising. In recent years, intense market demands, economic pressures, increased customer awareness of products and services and the availability of electronic services have forced banking institutions to diversify their services and become more cost-effective.

Competition for loans comes from other commercial banks, savings institutions, insurance companies, consumer finance companies, credit unions, mortgage banking firms and other institutional lenders. Competition is affected by the availability of lendable funds, general and local economic conditions, market interest rates and other factors that are not readily predictable.

Employees

As of June 30, 2015, our tavern at our West Hartford, Connecticut World of Beer location employs 44. We utilize the services of 4 employees of Attitude Drinks Incorporated in North Palm Beach, Florida for our corporate needs. We anticipate that we will need to identify, attract, train and retain other highly skilled personnel to pursue our development program. Hiring such personnel is competitive, and there can be no assurance that we will be able to retain our key employees or attract, assimilate or retain the qualified personnel necessary for the development of our business.

ITEM 1A. RISK FACTORS

This Current Report on Form 10-K, including the discussions contained in Items 1 and 7, contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are based on current expectations or beliefs concerning future events. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “possible,” “plan,” “project,” “will,” “forecast” and similar words or expressions. Our forward-looking statements generally relate to our growth strategy, financial results, sales efforts, franchise expectations, restaurant openings and related expense and cash requirements. Although we believe there is a reasonable basis for the forward-looking statements, our actual results could be materially different. While it is not possible to foresee all of the factors that may cause actual results to differ from our forward-looking statements, such factors include, among others, the risk factors that follow. Investors are cautioned that all forward-looking statements involve risks and uncertainties and speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement. We believe that all material risk factors have been discussed below.

Our business is subject to numerous risk factors, including the following:

Risks Related to Our Business

If we are unable to identify and obtain suitable new franchise sites and successfully open new franchises, our revenue growth rate and profits may be reduced.

We require that all proposed franchise sites meet our site selection criteria. We may make errors in selecting these criteria or applying these criteria to a particular site, or there may be an insignificant number of new sites meeting these criteria that would enable us to achieve our planned expansion in future periods. We face significant competition from other restaurant companies and retailers for sites that meet our criteria, and the supply of sites may be limited in some markets. Further, we may be precluded from acquiring an otherwise suitable site due to an exclusivity restriction held by another tenant. As a result of these factors, our costs to obtain and lease sites may increase, or we may not be able to obtain certain sites due to unacceptable costs. Our inability to obtain suitable sites at reasonable costs may reduce our growth.

To successfully expand our business, we must open new World of Beer restaurants on schedule and in a profitable manner. In the past, World of Beer franchisees have experienced delays in restaurant openings, and we may experience similar delays in the future. Delays in opening new sites could hurt our ability to meet our growth objectives, which may affect our results of operations and thus our stock price. We cannot guarantee that we or any future franchisees will be able to achieve our expansion goals. Further, any sites that we open may not achieve operating results similar or better than our existing restaurant. If we are unable to generate positive cash flow from a new site, we may be required to recognize an impairment loss with respect to the assets for that restaurant. Our ability to expand successfully will depend on a number of factors, many of which are beyond our control. These factors include:

•

Negotiating acceptable lease or purchase terms for new sites;

•

Cost effective and timely planning, design and build-out of sites;

•

Creating Guest awareness of our restaurants  and taverns in new markets;

•

Competition in new and existing markets;

•

General economic conditions.

Our restaurants and taverns may not achieve market acceptance in the new regions we enter.

Our expansion plans depend on opening restaurants and taverns in markets starting with New England where we have little or no operating experience. We may not be successful in operating our locations in new markets on a profitable basis. The success of these new locations will be affected by the different competitive conditions, consumer tastes and discretionary spending patterns of the new markets as well as our ability to generate market awareness of our brands. Sales at our locations opening in new markets may take longer to reach profitable levels, if at all.

New restaurants added to our existing markets may take sales from existing restaurants.

We intend to open new restaurants and taverns in our existing market, which may reduce sales performance and guest visits for our existing location. In addition, new locations added in existing markets may not achieve sales and operating performance at the same level as established restaurants in the market.

A security failure in our information technology systems could expose us to potential liability and loss of revenues.

We accept credit and debit card payments at our restaurant. A number of retailers have recently experienced actual or potential security breaches in which credit and debit card information may have been stolen, including a number of highly publicized incidents with well-known retailers. The intentional, inadvertent or negligent release or disclosure of data by our company or our service providers could result in theft, loss, fraudulent or unlawful use of customer data which could harm our reputation and result in remedial and other costs, fines or lawsuits.

Shortages or interruptions in the availability and delivery of food and other supplies may increase costs or reduce revenues.

Possible shortages or interruptions in the supply of food items and other supplies to our location(s) caused by inclement weather, terrorist attacks, natural disasters such as floods, drought and hurricanes, pandemics, the inability of our vendors to obtain credit in a tightened credit market, food safety warnings or advisories or the prospect of such pronouncements, or other conditions beyond our control could adversely affect the availability, quality and cost of items we buy and the operations of our restaurants. Our inability to effectively manage supply chain risk could increase our costs and limit the availability of products critical to our restaurant operations.

Our business is difficult to evaluate because we are currently focused on a new line of business and have very limited operating history and information.

Our company was incorporated on June 5, 2008, which makes an evaluation of us extremely difficult. In addition, we have recently shifted our focus from the commercial real estate lending to restaurant and tavern sales. There is a risk that we will be unable to successfully operate this new line of business or be able to successfully integrate it with our current management and structure. Our estimates of capital and personnel required for our new line of business are based on the experience of management and businesses that are familiar to them. We are subject to the risks such as our ability to implement our business plan, market acceptance of our proposed business and services, under-capitalization, cash shortages, limitations with respect to personnel, financing and other resources, competition from better funded and experienced companies, and uncertainty of our ability to generate revenues. There is no assurance that our activities will be successful or will result in any revenues or profit, and the likelihood of our success must be considered in light of the stage of our development. In addition, no assurance can be given that we will be able to consummate our business strategy and plans, as described herein, or that financial, technological, market, or other limitations may force us to modify, alter, significantly delay, or significantly impede the implementation of such plans. We have insufficient results for investors to use to identify historical trends or even to make quarter to quarter comparisons of our operating results. You should consider our prospects in light of the risk, expenses and difficulties we will encounter as an early stage company. Our revenue and income potential is unproven, and our business model is continually evolving. We are subject to the risks inherent to the operation of a new business enterprise and cannot assure you that we will be able to successfully address these risks.

We may not be profitable.

We expect to incur operating losses for the foreseeable future. For the year ending June, 2015, we had a net operating loss of $104,938 as compared to a net operating loss of $562,101 for the year ending June 30, 2014. To date, we have not generated significant revenue from our real estate lending business. Our ability to become profitable depends on our ability to have successful operations and generate and sustain revenues, while maintaining reasonable expense levels, all of which are uncertain in light of our limited operating history in our current line of business and our beginning of our new food and beverage line of business.

Our auditors have substantial doubt about our ability to continue as a going concern.

Our auditors’ report reflects the fact that the ability of our Company to continue as a going concern and expresses substantial doubt about our ability to continue as a going concern. This substantial doubt is due to our lack of committed funding and lack of revenue. Our consolidated audited financial statements report a net loss of ($1,343,950) for the year ended June 30, 2015. If we are unable to continue as a going concern, you will lose your investment. You should not invest in us unless you can afford to lose your entire investment. See “Report of Independent Registered Public Accounting Firm” and the notes to our Financial Statements.

There are general risks associated with the restaurant industry.

Restaurants are a very cyclical business.  Specific factors that impact our economic recessions can negatively influence discretionary consumer spending in restaurants and bars and result in lower customer counts as consumers become more price conscientious, tending to conserve their cash amid unemployment and other economic uncertainty. The effects of higher gasoline prices can also negatively affect discretionary consumer spending in restaurants and bars. Increasing costs for energy can affect profit margins in many other ways. Petroleum based material is often used to package certain products for distribution. In addition, suppliers may add fuel surcharges to their invoices. The cost to transport products from the distributors to restaurant operations will rise with each increase in fuel prices. Higher costs for electricity and natural gas result in higher costs to a) heat and cool restaurant facilities, b) refrigerate and cook food and c) manufacture and store food at the Company’s locations.

Inflationary pressure, particularly on food costs, labor costs (especially associated with increases in the minimum wage) and health care benefits, can negatively affect the operation of the business. Shortages of qualified labor are sometimes experienced in certain local economies. In addition, the loss of any key executives could pose a significant adverse effect on the Company.

If consumer confidence in our business deteriorates, our business, financial condition and results of operations could be adversely affected.

Our business is built on consumers’ confidence in our brand.  As a consumer business, the strength of our brand and reputation are of paramount importance to us. A number of factors could adversely affect consumer confidence in our brand, many of which are beyond our control and could have an adverse impact on our results of operations.  These factors include:

•	any regulatory action or investigation against us;
•	any negative publicity about a restaurant in the World Of Beer franchise; and
•	any negative publicity about our restaurants.

In addition, we are largely dependent on the other World of Beer franchisees to maintain the reputation of our brand. Despite the measures that we put in place to ensure their compliance with our performance standards, our lack of control over their operations may result in the low quality of service being attributed to our brand, negatively affecting our overall reputation. Any event that hurts our brand and reputation among consumers as a reliable services provider could have a material adverse effect on our business, financial condition and results of operations.

We face substantial competition in our target markets

The restaurant industry is highly competitive, and many of our competitors are substantially larger and possess greater financial resources than we do. Our restaurant(s) have numerous competitors, including national chains, regional and local chains, as well as independent operators. None of these competitors, in the opinion of our management, is dominant in the family-style sector of the restaurant industry. In addition, competition continues to increase from non-traditional competitors such as supermarkets that not only offer home meal replacement but also have in-store dining space trends that continue to grow in popularity.

The principal methods of competition in the restaurant industry are brand name recognition and advertising; menu selection and prices; food quality and customer perceptions of value, speed and quality of service; cleanliness and fresh, attractive facilities in convenient locations. In addition to competition for customers, sharp competition exists for qualified restaurant managers, hourly restaurant workers and quality sites on which to build new locations.

The restaurant and bar industry is very competitive, and we face competition from large national chains as well as individually owned restaurants. Large chains such as Buffalo Wild Wings have a similar open style that appeals to our sports fan and family demographic. There are additional restaurants that feature custom beers.  Many of these competitors have substantially more resources than we which allows them to have economies of scale allowing them price points which compare favorably to ours.  They also have the ability to market their restaurants given their sheer size which we do not possess.  All of these factors may make it difficult for us to succeed.

Unfavorable publicity could harm our business.

Multi-unit restaurant businesses such as ours can be adversely affected by publicity resulting from complaints or litigation or general publicity regarding poor food quality, food-borne illness, personal injury, food tampering, adverse health effects of consumption of various food products or high-calorie foods (including obesity), or other concerns. Negative publicity from traditional media or on-line social network postings may also result from actual or alleged incidents or events taking place in our restaurants. Regardless of whether the allegations or complaints are valid, unfavorable publicity relating to a number of our restaurants, or only to a single restaurant, could adversely affect public perception of the entire brand. Adverse publicity and its effect on overall consumer perceptions of food safety, or our failure to respond effectively to adverse publicity, could have a material adverse effect on our business.

Changes in employment laws or regulation could harm our performance.

Various federal and state labor laws govern our relationship with our employees and affect operating costs. These laws include minimum wage requirements, overtime pay, healthcare reform and the implementation of the Patient Protection and Affordable Care Act, unemployment tax rates, workers’ compensation rates, citizenship requirements, union membership and sales taxes. A number of factors could adversely affect our operating results, including additional government-imposed increases in minimum wages, overtime pay, paid leaves of absence and mandated health benefits, mandated training for employees, increased tax reporting and tax payment requirements for employees who receive tips, a reduction in the number of states that allow tips to be credited toward minimum wage requirements, changing regulations from the National Labor Relations Board and increased employee litigation including claims relating to the Fair Labor Standards Act.

The Americans with Disabilities Act is a federal law that prohibits discrimination on the basis of disability in public accommodations and employment. Although our restaurants are designed to be accessible to the disabled, we could be required to make modifications to our restaurants to provide service to, or make reasonable accommodations for disabled persons.

Failure of our internal controls over financial reporting could harm our business and financial results.

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that we would prevent or detect a misstatement of our financial statements or fraud. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud. A significant financial reporting failure or material weakness in internal control over financial reporting could cause a loss of investor confidence and decline in the market price of our stock.

Economic conditions could have a material adverse impact on our landlords or other tenants in retail centers in which we or our franchisees are located, which in turn could negatively affect our financial results.

Our landlords may be unable to obtain financing or remain in good standing under their existing financing arrangements, resulting in failures to pay required construction contributions or satisfy other lease covenants to us. In addition other tenants at retail centers in which we or our franchisees are located or have executed leases may fail to open or may cease operations. If our landlords fail to satisfy required co-tenancies, such failures may result in us or our franchisees terminating leases or delaying openings in these locations. Also, decreases in total tenant occupancy in retail centers in which we are located may affect guest traffic at our restaurants. All of these factors could have a material adverse impact on our operations.

An impairment in the carrying value of our goodwill or other intangible assets could adversely affect our financial condition and consolidated results of operations.

Goodwill represents the excess of cost over the fair value of identified net assets of business acquired. We review goodwill for impairment annually, or whenever circumstances change in a way which could indicate that impairment may have occurred. Goodwill is tested at the reporting unit level. We identify potential goodwill impairments by comparing the fair value of the reporting unit to its carrying amount, which includes goodwill and other intangible assets. The fair value of the reporting unit is calculated using a market approach. If the carrying amount of the reporting unit exceeds the fair value, this is an indication that impairment may exist. We calculate the amount of the impairment by comparing the fair value of the assets and liabilities to the fair value of the reporting unit. The fair value of the reporting unit in excess of the value of the assets and liabilities is the implied fair value of the goodwill. If this amount is less than the carrying amount of goodwill, impairment is recognized for the difference. A significant amount of judgment is involved in determining if an indication of impairment exists. Factors may include, among others: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group within a reporting unit; and slower growth rates. Any adverse change in these factors would have a significant impact on the recoverability of these assets and negatively affect our financial condition and consolidated results of operations. We compute the amount of impairment by comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. We are required to record a non-cash impairment charge if the testing performed indicates that goodwill has been impaired.

We evaluate the useful lives of our intangible assets to determine if they are definite- or indefinite-lived. Reaching a determination on useful life requires significant judgments and assumptions regarding the future effects of obsolescence, demand, competition, other economic factors (such as the stability of the industry, legislative action that results in an uncertain or changing regulatory environment, and expected changes in distribution channels), the level of required maintenance expenditures and the expected lives of other related groups of assets.

We cannot accurately predict the amount and timing of any impairment of assets. Should the value of goodwill or other intangible assets become impaired, there could be an adverse effect on our financial condition and consolidated results of operations.

We may experience higher-than-anticipated costs associated with the opening of new locations or with the closing, relocating and remodeling of existing restaurants, which may adversely affect our results of operations.

Our revenues and expenses can be impacted significantly by the location, number and timing of the opening of new restaurants and the closing, relocating, and remodeling of existing restaurants. We incur substantial pre-opening expenses each time we open a new restaurant and incur other expenses when we close, relocate or remodel existing restaurants. These expenses are generally higher when we open restaurants in new markets, but the costs of opening, closing, relocating or remodeling any of our restaurants may be higher than anticipated. An increase in such expenses could have an adverse effect on our results of operations.

Our success depends substantially on the value of our brands and our reputation for offering guests an unparalleled Guest experience.

We believe we have built a strong reputation for the quality and breadth of our menu items as part of the total experience that guests enjoy in our restaurants. We believe we must protect and grow the value of our brands to continue to be successful in the future. Any incident that erodes consumer trust in or affinity for our brands could significantly reduce their value. If consumers perceive or experience a reduction in food quality, service, or ambiance, or in any way believe we failed to deliver a consistently positive experience, our brand value could suffer.

Our inability to successfully and sufficiently raise menu prices could result in a decline in profitability.

We utilize menu price increases to help offset cost increases, including increased cost for commodities, minimum wages, employee benefits, insurance arrangements, construction, utilities and other key operating costs.  If our selection and amount of menu price increases are not accepted by consumers and reduce guest traffic, or are insufficient to counter increased costs, our financial results could be harmed.

Our quarterly operating results may fluctuate due to the timing of special events and other factors, including the recognition of impairment losses.

Our quarterly operating results depend, in part, on special events, such as the Super Bowl® and other sporting events viewed by our guests in our World of Beer franchised locations such as the NFL, MLB, NBA, NHL and NCAA. Interruptions in the viewing of these professional and collegiate sporting league events due to strikes, lockouts or labor disputes may impact our results. Additionally, our results are subject to fluctuations based on the dates of sporting events and their availability for viewing through broadcast, satellite and cable networks. Historically, sales in most of our restaurants have been higher during fall and winter months based on the relative popularity and extent of national, regional and local sporting and other events. Further, our quarterly operating results may fluctuate significantly because of other factors, including:

•

Fluctuations in food costs, particularly chicken wings;

•

The timing of new restaurant openings which may impact margins due to the related preopening costs and initially higher restaurant level operating expense ratios;

•

Potential distraction or unusual expenses associated with our expansion into other geographical territories;

•

Our ability to operate effectively in new markets in which we have limited operating experience;

•

Labor availability and costs for hourly and management personnel;

•

Changes in competitive factors;

•

Disruption in supplies;

•

General economic conditions, consumer confidence and fluctuations in discretionary spending;

•

Claims experience for self-insurance programs;

•

Increases or decreases in labor or other variable expenses;

•

The impact of inclement weather, natural disasters and other calamities;

•

Fluctuations in interest rates;

•

The timing and amount of asset impairment loss and restaurant closing charges; and

•

Tax expenses and other non-operating costs.

As a result of the factors discussed above, our quarterly and annual operating results may fluctuate significantly. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year. These fluctuations may cause future operating results to fall below the expectations of securities analysts and shareholders. In that event, the price of our common stock would likely decrease.

We may not be able to attract and retain qualified team members and key executives to operate and manage our business.

Our success and the success of our individual restaurant(s) and business depends on our ability to attract, motivate, develop and retain a sufficient number of qualified key executives and restaurant employees, including restaurant managers and hourly team members. The inability to recruit, develop and retain these individuals may delay the planned openings of new restaurant and tavern locations  or result in high employee turnover in existing locations, thus increasing the cost to efficiently operate our restaurants. This could inhibit our expansion plans and business performance and, to the extent that a labor shortage may force us to pay higher wages, harm our profitability. The loss of any of our key executive officers could jeopardize our ability to meet our financial targets.

The sale of alcoholic beverages at our locations subjects us to additional regulations and potential liability.

Because our locations sell alcoholic beverages, we are required to comply with the alcohol licensing requirements of the federal government, states and municipalities where our restaurants are located. Alcoholic beverage control regulations require applications to state authorities and, in certain locations, county and municipal authorities for a license and permit to sell alcoholic beverages on the premises and to provide service for extended hours and on Sundays. Typically, the licenses are renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the restaurants and bars, including minimum age of guests and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. If we fail to comply with federal, state or local regulations, our licenses may be revoked, and we may be forced to terminate the sale of alcoholic beverages at one or more of our locations. Further, growing movements to change laws relating to alcohol may result in a decline in alcohol consumption at our facilities or increase the number of dram shop claims made against us, either of which may negatively impact operations or result in the loss of liquor licenses.

In certain states we are subject to “dram shop” statutes, which generally allow a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Some dram shop litigation against restaurant companies has resulted in significant judgments, including punitive damages.

Changes in consumer preferences or discretionary consumer spending could harm our performance.

The success of our World of Beer franchises depends, in part, upon the continued popularity of the overall World of Beer system locations throughout the United States as well as our unique food and beverage items and appeal of sports bars and casual dining restaurants. We also depend on trends toward consumers eating away from home. Shifts in these consumer preferences could negatively affect our future profitability. Such shifts could be based on health concerns related to the cholesterol, carbohydrate, fat, calorie or salt content of certain food items, including items featured on our menu. Negative publicity over the health aspects of such food items may adversely affect consumer demand for our menu items and could result in a decrease in guest traffic to our restaurants, which could materially harm our business. In addition, we will be required to disclose calorie counts for all food items on our menus, due to federal regulations, and this may have an effect on consumers’ eating habits. Other federal regulations could follow this pattern. In addition, our success depends to a significant extent on numerous factors affecting discretionary consumer spending, including economic conditions, disposable consumer income and consumer confidence. A decline in consumer spending or in economic conditions could reduce guest traffic or impose practical limits on pricing, either of which could harm our business, financial condition, operating results or cash flow.

A regional or global health pandemic could severely affect our business.

A health pandemic is a disease outbreak that spreads rapidly and widely by infection and affects many individuals in an area or population at the same time. If a regional or global health pandemic was to occur, depending upon its duration and severity, our business could be severely affected. We have positioned our brand as a place where people can gather together.

Customers might avoid public gathering places in the event of a health pandemic, and local, regional or national governments might limit or ban public gatherings to halt or delay the spread of disease. A regional or global health pandemic might also adversely impact our business by disrupting or delaying production and delivery of materials and products in its supply chain and by causing staffing shortages in our restaurants. The impact of a health pandemic might be disproportionately greater than on other companies that depend less on the gathering of people together for the sale or use of their products and services.

We may be subject to increased labor and insurance costs.

Our restaurant operations are subject to federal and state laws governing such matters as minimum wages, working conditions, overtime, and tip credits. As federal and state minimum wage rates increase, we may need to increase not only the wages of our minimum wage employees, but also the wages paid to employees at wage rates that are above minimum wage. Labor shortages, increased employee turnover, and health care mandates could also increase our labor costs. This, in turn, could lead us to increase prices which could impact our sales. Conversely, if competitive pressures or other factors prevent us from offsetting increased labor costs by increases in prices, our profitability may decline. In addition, the current premiums that we pay for our insurance (including workers' compensation, general liability, property, health, and directors' and officers' liability) may increase at any time, thereby further increasing our costs. The dollar amount of claims that we actually experience under our workers' compensation and general liability insurance, for which we carry high per-claim deductibles, may also increase at any time, thereby further increasing our costs. Also, the decreased availability of property and liability insurance has the potential to negatively impact the cost of premiums and the magnitude of uninsured losses.

Our current insurance may not provide adequate levels of coverage against claims.

We currently maintain insurance customary for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not economically reasonable to insure, such as losses due to natural disasters. Such damages could have a material adverse effect on our business and results of operations.

We are dependent on information technology and any material failure of that technology could impair our ability to efficiently operate our business.

We rely on information systems across our operations, including, for example, point-of-sale processing in our locations, management of our supply chain, collection of cash and credit and debit card payments, payment of obligations and various other processes and procedures. Our ability to efficiently manage our business depends significantly on the reliability and capacity of these systems. The failure of these systems to operate effectively, problems with maintenance, upgrading or transitioning to replacement systems, or a breach in security of these systems could cause delays in customer service, reduce efficiency in our operations, require significant investment to remediate the issue or cause negative publicity that could damage our brand. Significant capital investments might be required to remediate any problems.

If we are unable to maintain our rights to use key technologies of third parties, our business may be harmed.

We rely on certain technology licensed from third parties and may be required to license additional technology in the future for use in managing our internet sites and providing related services to users and customers. These third-party technology licenses may not continue to be available to us on acceptable commercial terms or at all. The inability to enter into and maintain any of these technology licenses could significantly harm our business, financial condition and operating results.

Our future growth may require us to raise additional capital in the future, but that capital may not be available when it is needed or may be available only at an excessive cost.

In order to build out our business plan and to be ultimately successful, we will need ample capital to purchase/rent new properties, build new locations, hire personnel and market our locations. We may not generate sufficient cash from our existing operations in order to do so. Therefore, we may at some point choose to raise additional capital to support our continued growth. Our ability to raise additional capital will depend, in part, on conditions in the capital markets at that time which are outside of our control. Accordingly, we may be unable to raise additional capital, if and when needed, on terms acceptable to us, or at all. If we cannot raise additional capital when needed, its ability to further expand operations through internal growth and acquisitions could be materially impacted. In the event of a material decrease in our stock price, future issuances of equity securities could result in dilution of existing shareholder interests.

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

The occurrence of any failure, breach or interruption in service involving our systems or those of our service providers could damage our reputation, cause losses, increase our expenses, and result in a loss of customers, an increase in regulatory scrutiny or expose us to civil litigation and possibly financial liability, any of which could adversely impact our financial condition, results of operations and the market price of our stock.

Communications and information systems are essential to the conduct of our business, as we use such systems to manage our customer relationships, our general ledger, our deposits and our loans. Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, the security of our computer systems, software and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses or other malicious code and cyber attacks that could have a security impact. In addition, breaches of security may occur through intentional or unintentional acts by those having authorized or unauthorized access to our confidential or other information or the confidential or other information of our customers, clients or counterparties. If one or more of such events was to occur, the confidential and other information processed and stored in and transmitted through our computer systems and networks could potentially be jeopardized or could otherwise cause interruptions or malfunctions in our operations or the operations of our customers, clients or counterparties. This could cause us significant reputational damage or result in our experiencing significant losses.

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

Our management team is not required to devote their full time to our business.

Our Chief Executive Officer, Roy Warren, and our Chief Financial Officer, Tommy Kee, hold the same roles at Attitude Drinks, another publicly traded company that is the majority owner of Harrison, Vickers and Waterman, Inc. As a result of this other obligation, there is a substantial risk that  both Mr. Warren and Mr. Kee may not devote as much time as is necessary to our operations, which may harm our business and operating results.

Our Former CEO and Director believes he is owed $175,000

We had accrued $175,000 to our former CEO and Sole Director, James Giordano.  Upon Mr. Giordano’s exit from our firm, we arranged for the purchase of his common shares held as complete compensation for his tenure here.  All other liabilities to Mr. Giordano for services rendered were eliminated.  Mr. Giordano disputes this assertion.  If we are required to remit to Mr. Giordano $175,000, it will take away funds from operating and expanding the business, which may greatly harm our cash position and growth potential.

On September 4, 2015, the Company was notified that Mr. Giordano filed a summons in Connecticut Superior Court alleging lost wages.

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through issuance of additional shares of our common stock.

We have no committed source of financing. Wherever possible, our Board of Directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of shares of our stock. As of the date of this Report, we have 2,000,000,000 authorized shares of common stock of which 126,337,367 are currently outstanding. We also have 1,000,000 shares of preferred stock authorized of which 100,000 shares have been designated as Series A Convertible Preferred Stock and 100,000 shares are outstanding and maybe converted into 100,000,000 shares of common stock. We also have designated and issued 51 shares of Series B Convertible Preferred Stock that may be converted into 51,000 shares of common stock Our Board of directors has authority, without action or vote of the shareholders, to issue all or part of the remaining authorized but unissued common shares. The preferred shares are subject to certain rights of the holders of the Series A and B Convertible Preferred Stock and may also be issued without the vote of the common stockholders. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders and may further dilute common stock book value. Such dilution may be substantial. Such issuances may also serve to enhance existing management’s ability to maintain control of the Company because the shares may be issued to parties or entities committed to supporting existing management.

We are and will continue to be completely dependent on the services of our Chief Executive Officer, Roy Warren, the loss of whose services may cause our business operations to cease, and we will need to engage and retain qualified employees and consultants to further implement our strategy.

As of the date of this Report, our operations and business strategy are completely dependent upon the knowledge and business contacts of Roy Warren, our President and CEO. He is under no contractual obligation to remain employed by us. If he should choose to leave us for any reason before we have hired additional personnel, our operations may fail. Even if we are able to find additional personnel, it is uncertain whether we could find someone who could develop our business along the lines described herein. We will fail without Mr. Warren or an appropriate replacement(s). We may, in the future, acquire key-man life insurance on the life of Mr. Warren naming us as the beneficiary when and if we obtain the resources to do so, assuming Mr. Warren remains insurable. We have not yet procured such insurance, and there is no guarantee that we will be able to obtain such insurance in the future. Accordingly, it is important that we are able to attract, motivate and retain highly qualified and talented personnel and independent contractors. Furthermore, much of our marking efforts rely principally on the personality and achievements of Roy Warren. If he was to incur any negative publicity, our operating results may be harmed.

We are dependent upon affiliated parties for the provisions of a substantial portion of our administrative services as we do not have the internal capabilities to provide such services.

We utilize the services of four employees of Attitude Drinks to perform administrative services for us.  These individuals are not obligated to devote any set amount of time to our business and may not be available when needed.  There can be no assurance that we can successfully develop the necessary expertise and infrastructure on our own without the assistance of these affiliated entities.

Our articles of incorporation provide for indemnification of officers and directors at our expense and limit their liability, which may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers and/or directors.

Our articles of incorporation and applicable Nevada law provide for the indemnification of our directors, officers, employees and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents upon such person's promise to repay us if it is ultimately determined that any such person shall not have been entitled to indemnification. There is no assurance that we would be able to collect on such promises. Therefore, if it is ultimately determined that any such person shall not have been entitled to indemnification; this indemnification policy could result in substantial expenditures by us which we will be unable to recoup.

The costs to meet our reporting and other requirements as a public company subject to the Securities Exchange Act of 1934, as amended, may be substantial and may result in us having insufficient funds to expand our business or even to meet routine business obligations.

As a public entity subject to the reporting requirements of the Exchange Act, we will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements. We estimate that these costs will range up to $100,000 per year for the next few years and will be higher if our business volume and activity increases, but lower during the first year of being public because our overall business volume will be lower. Until we become profitable, we will be required to sell additional equity or seek loans to pay such expenses.

Risks Related to Our Common Stock

Any additional funding we arrange through the sale of our common stock will result in dilution to existing security holders.

Our most likely source of working capital and additional funds for the foreseeable future will be through the profits from World of Beer restaurants and taverns, and the sale of additional shares of our common stock. Such issuances will cause security holders’ interests in our common stock to be diluted which will negatively affect the value of your shares.

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

We do not have an audit or compensation committee comprised of independent directors. Indeed, we do not have any audit or compensation committee. These functions are performed by our Chief Executive Officer and Chief Financial Officer. An independent audit committee plays a crucial role in the corporate governance process, assessing our processes relating to our risks and control environment, overseeing financial reporting and evaluating internal and independent audit processes. The lack of an independent audit committee may prevent the Board from being independent from our management in their judgments and decisions and their ability to pursue the responsibilities of an audit committee without undue influence. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified, independent directors, the management of our business could be compromised. Our lack of an independent compensation committee presents the risk that our executive officers on the Board may have influence over his personal compensation and benefits levels that may not be commensurate with our financial performance.

There is volatility in our stock price.

The market for our stock has, from time to time, experienced extreme price and volume fluctuations. Factors such as announcements of variations in our quarterly financial results and fluctuations in same-store sales could cause the market price of our stock to fluctuate significantly. In addition, the stock market in general, and the market prices for restaurant companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, many of whom have been granted equity compensation.

The market price of our stock can be influenced by stockholders' expectations about the ability of our business to grow and to achieve certain profitability targets. If our financial performance in a particular quarter does not meet the expectations of our stockholders, it may adversely affect their views concerning our growth potential and future financial performance. In addition, if the securities analysts who regularly follow our stock lower their ratings of our stock, the market price of our stock is likely to drop significantly.

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

The Securities and Exchange Commission has adopted Rule 15g-9, which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•

that a broker or dealer approve a person's account for transactions in penny stocks; and

•

the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

•

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

o

obtain financial information and investment experience objectives of the person; and

o

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

Persons who have beneficially owned restricted shares of our common stock or warrants for at least six months but who are our affiliates at the time of, or at any time during the three months preceding, a sale, would be subject to additional restrictions, by which such person would be entitled to sell within any three-month period only a number of securities that does not exceed 1% of the total number of shares of our common stock then outstanding, which would equal 1,263,374 shares of our common stock immediately after this offering, for a company trading on the pink sheets or Over-the-Counter Bulletin Board such as us.

The market for penny stocks has experienced numerous frauds and abuses which could adversely impact investors in our stock.

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

There are no restrictions in our Articles of Incorporation or Bylaws that prevent us from declaring dividends. The Nevada General Corporation Law, however, does prohibit us from declaring dividends where, after giving effect to the distribution of the dividend, we would not be able to pay our debts as they become due in the usual course of business, or if our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution. We have not declared any dividends since our inception, and we do not plan to declare any dividends on our common stock in the foreseeable future. Accordingly, holders of our common stock will have to rely on capital appreciation, if any, to earn a return on their investment in our common stock.

We may issue shares of preferred stock in the future that may adversely impact the right of holders of our common stock.

As of the date of this Report, our Articles of Incorporation authorizes us to issue up to 1,000,000 shares of preferred stock, of which 100,000 have been designated as Series A Convertible Preferred Stock and 51 have been designated as Series B Convertible Preferred Stock. Accordingly, our Board of directors will have the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue such shares, without further stockholder approval. As a result, our Board of Directors could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock. To the extent that we do issue such additional shares of preferred stock, the rights of holders of common stock could be impaired thereby, including, without limitation, dilution of their ownership interests in us. In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult, which may not be in the interest of holders of common stock. To date, our investors in the Series A Preferred Convertible Preferred Stock have waived their dividends which we were obligated to pay to them. There is no guarantee going forward that they will waive these dividends in the future. If so, the number of shares issued may be materially dilute your investment.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Commencing April 21, 2015, our principal offices are located at 712 US Highway 1. Suite 200, North Palm Beach, FL 33408.  From February 2014 until April 2015, we were located at 4224 White Plains Road, Bronx, New York 10466 and prior to that on 129 Glenwood Road, Glenwood Landings, NY 11545.

ITEM 3. LEGAL PROCEEDINGS

James Giordano, our previous CEO, filed a lawsuit on August 26, 2015 in the State of Connecticut in Hartford County. The claim is in a total amount of no less than $220,833 for past salaries.  The Company does not agree with this complaint and will respond as soon as practical. The Company has recorded a liability of $175,000 in regards to the disputed claim.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock began trading on the OTCBB on July 17, 2014. Prior to that time, there was no public market for our common stock. As a result, we have only close to one year’s information with respect to high and low prices for our common stock which are shown below:

QUARTER	HIGH STOCK PRICE	LOW STOCK PRICE

Fiscal year – 2014/2015

First Quarter	$0.35	$0.15
Second Quarter	$0.15	$0.0026
Third Quarter	$0.014	$0.013
Fourth Quarter	$0.0355	$0.013

Dividend Policy

We have never paid any cash dividends on our common stock to date and do not anticipate paying such cash dividends in the foreseeable future. Whether we declare and pay dividends is determined by our Board of Directors at their discretion, subject to certain limitations imposed under Nevada corporate law. The timing, amount and form of dividends, if any, will depend on, among other things, our results of operations, financial condition, cash requirements and other factors deemed relevant by our Board of Directors.

Recent Sales of Unregistered Securities

On September 6, 2013, we issued to HVW LLC an aggregate 32,300 shares of its Series A, 8% Convertible Preferred Stock which pursuant to the terms thereof will be convertible into 32,300,000 shares of the Company’s common stock. In addition, on September 6, 2013 we issued 46,500 shares of its Series A 8% Convertible Preferred Stock to our former president, Robert Sharp and 16,200 shares to an investor. These issuances were not registered under the Securities Act of 1933, as amended (the “Securities Act’) and were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) as transactions by an issuer not involving any public offering. The recipients of the securities represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions.

On April 21, 2015, we issued to (i) Attitude Beer 51 shares of our Series B, Preferred Stock which pursuant to the terms thereof has 51% voting rights but can be converted into 51,000 shares of common stock of the Company; (ii) to Alpha, a secured convertible note due April 20, 2017 (the “Secured Convertible Note”) in the principal amount of $1,619,375, a seven year warrant (the “Alpha Warrant”), to purchase 1,295,500,500, shares of Common Stock at an exercise price of $0.0025 per share (subject to customary anti-dilution adjustments), and an additional investment right (“AIR”) to purchase up to $3,750,000 in additional notes (the “AIR Note”) and corresponding warrants (“the “AIR Warrant”); and (iii) to Tarpon, a Secured Convertible Note in the principal amount of $554,792, a seven year warrant (the “Tarpon Warrant”) to purchase 443,833,333 shares of Common Stock at an exercise price of $0.0025 per share (subject to customary anti-dilution adjustments), and an AIR to purchase up to $1,250,000 in additional notes and corresponding AIR Warrants.

Compensation Plan Information

On October 5, 2013, we adopted a 2013 Equity Incentive Plan that allows for the grant of up to 5,000,000 awards. The following table contains information about our equity compensation plans as of June 30, 2015.

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

Anti-Takeover Provisions

We may be or in the future become subject to Nevada’s control share laws. A corporation is subject to Nevada’s control share law if it has more than 200 stockholders, at least 100 of whom are stockholders of record and residents of Nevada, and if the corporation does business in Nevada, including through an affiliated corporation. This control share law may have the effect of discouraging corporate takeovers. We currently have 43 stockholders.

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

Warrants and Options

As of June 30, 2015, the outstanding options and warrants to purchase shares of our common stock were as follows:

Number of Warrants        1,832,235,733   granted 4/21/15 at an exercise price of $0.0025 with an expiration date of 4/21/22

Number of Options          0

Holders

As of June 30, 2015, we have 126,337,367 shares of common stock issued and outstanding, which are held by 43 security holders of record.

Transfer Agent

We have engaged VStock Transfer LLC as the transfer agent for our common stock.

Employment Agreements

We do not have an employment agreement in place with either Mr. Warren, our Chief Executive Officer, or Mr. Kee, our Chief Financial Officer. We do not anticipate entering into any employment agreements in the foreseeable future. See “Risk Factors”.

Board Committees

We have not established any committees of the Board of Directors, and the entire Board of Directors is acting as the Audit Committee.

Directors

The minimum number of directors we are authorized to have is one and the maximum is six. We currently have three directors with two of them being independent. Although we anticipate appointing additional directors in the future, as of the date of this filing, we have not identified such individuals. Our directors do not receive any compensation for their position on our Board of directors.

Code of Ethics

We will adopt a code of ethics that applies to our officers, directors and employees, including, without limitation, our Chief Executive Officer and Chief Financial Officer in a planned meeting on October 1, 2015.

Board Independence

Although our common stock is not listed on any national securities exchange, for purposes of independence, we use the definition of independence applied by The NASDAQ Stock Market. Based on such definition, we currently have two independent members of our Board of Directors. We intend to appoint independent persons to committees of the Board of Directors as are expected to be required to meet the corporate governance requirements imposed by a national securities exchange when and if we elect to seek listing on a national security exchange.

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

General

Through our wholly owned subsidiary, ABH, we are an owner of a 51% interest in a World of Beer franchise tavern and restaurant located in West Hartford Connecticut. In December 2014, ABH entered into a joint venture (the “JV”) with New England World of Beer (“NEWOB”) and together opened a 4,000 sq. foot tavern in West Hartford, Connecticut (“West Hartford WOB”) that sells a selection of over 500 craft and imported beers along with tavern food and other spirits and cocktails. For the year ended June 30, 2015, all of our revenue has been derived from the operations of ABH from the tavern and restaurant.

On April 21, 2015, we entered into the Purchase Agreement, with the three original shareholders of ABH, namely, Attitude Drinks, Alpha   and Tarpon Bay, pursuant to which the shareholders sold to us all of the outstanding shares of stock of ABH and ABH thereupon became our wholly owned subsidiary. In consideration for the purchase of the shares of common stock of ABH, we issued: (i) to Attitude Drinks 51 shares of our newly created Series B Preferred Stock and a seven year warrant (the “B Warrant”) to purchase 5,000,000 shares of our common stock, par value $.0001 per share (the “Common Stock”), at an exercise price of $0.075 per share (subject to customary anti-dilution adjustments); (ii) to Alpha, a secured convertible note due April 20, 2017 (the “Secured Convertible Note”) in the principal amount of $1,619,375 a seven year warrant (the “Alpha Warrant”), to purchase 1,295,500,500, shares of Common Stock at an exercise price of $0.0025 per share (subject to customary anti-dilution adjustments), and an additional investment right (“AIR”) to purchase up to $3,750,000 in additional notes (the “AIR Note”) and corresponding warrants (“the “AIR Warrant”); and (iii) to Tarpon, a Secured Convertible Note in the principal amount of $554,792, a seven year warrant (the “Tarpon Warrant”) to purchase 443,833,333 shares of Common Stock at an exercise price of $0.0025 per share (subject to customary anti-dilution adjustments), and an AIR to purchase up to $1,250,000 in additional notes and corresponding AIR Warrants.  In addition, Alpha acquired 32,300 shares of the Company’s Series A Preferred Stock (convertible into 32,300,000 shares of the Company’s Common Stock) from HVW Holdings LLC (an entity of which Mr. James Giordano, the Company’s prior Chief Executive Officer and Chairman of the Board, is the managing member), subject to the terms of a Purchase Agreement (the “Series A Purchase Agreement”). Attitude Drinks purchased 87,990,000 shares of Common Stock from HVW Holdings LLC at a price of $65,000, subject to the terms of a Purchase Agreement (the “Common Stock Purchase Agreement”).

In September 2013, we shifted our focus to the commercial real industry and on September 6, 2013, we purchased from HVW LLC certain real estate loans in the amount of $1,800,000 in exchange for a secured promissory note in the principal amount of $1,800,000 that was due on December 31, 2014. As of June 30, 2015, $850,000 of the real estate loans were repaid with interest, and we repaid that portion of the loan owed to Harrison Vickers. To date, $950,000 are owed under loans that we have acquired or issued, and we have not derived any net income revenues from the commercial lending business.

Accordingly, we may be required to raise cash from sources other than our operations in order to continue our business plan. We may raise this additional capital either through debt or equity. No assurance can be given that such efforts will be successful. We have no specific plans at present for raising additional capital.

Results of Operations for the Year Ended June 30, 2015 As Compared to June 30, 2014

Commensurate with the change in business model described, under “General” above, the Company now has operations in the restaurant and tavern and commercial lending businesses. All discussion items will show each line separately

Revenues and Gross Margin

	2015	2014
Restaurant
Revenues	$669,172	$-0-
Cost of Goods sold	185,602	-0-
Gross Margin	483,570	-0-

Commercial Lending
Revenues	162,455	148,830
Cost of Goods sold	162,455	148,830
Gross Margin	-0-	-0-

Total
Revenues	831,627	148,830
Cost of Goods sold	348,057	148,830
Gross Margin	$483,570	$-0-

Restaurant and Tavern

The Restaurant and Tavern segment commenced on April 21, 2015. It currently consists of one restaurant. We have plans to add additional facilities in the future.

Revenue in the restaurant and tavern segment was $669,172 for the year ended June 30, 2015 due to sales at our West Hartford World of Beer location for the period from acquisition, April 21, 2015, through June 30, 2015. Cost of goods sold was 28% of revenues and consists principally of the cost of beer, food and maintenance of the restaurant. There were no revenues or cost of goods sold in the same period in 2014 as we were not in that line of business in 2014.

Commercial Lending

Revenues in the commercial lending segment consist of interest income on loans incurred offset by interest expense.  Revenues were $13,625 greater in fiscal 2015 as the revenues for fiscal 2015 include a full year of revenue as opposed to fiscal 2014 which included revenue from September 2013, the date of commencement of our operations in the commercial lending business, through in the year ended June 30, 2014

Operating Expenses

	2015	2014
Restaurants/taverns
Professional Fees	$41,456	$-0-
Compensation	195,567	-0-
Compensation-Officer (in-dispute)	-0-	-0-
Management Fees	-0-	-0-
Consulting fees	-0-	-0-
Depreciation and amortization	31,935	-0-
General and administrative	192,166	-0-

Total	$453,924	$-0-

Commercial Lending
Professional Fees	$39,500	$11,750
Compensation	-0-	-0-
Compensation-Officer (undisputed)	-0-	208,788
Compensation-Officer (in-dispute)	75,000	100,000
Management Fees	-0-	145,879
Consulting fees	-0-	72,474
Depreciation and amortization	-0-	-0-
General and administrative	12,884	23,210

Total	$127,384	$562,101

Total
Professional Fees	$80,956	$11,750
Compensation	195,567	-0-
Compensation-Officer (undisputed)	-0-	208,788
Compensation-Officer (in-dispute)	75,000	100,000
Management Fees	-0-	145,879
Consulting fees	-0-	72,474
Depreciation and amortization	31,935	-0-
General and administrative	205,050	23,210

Total	$588,508	$562,101

Restaurant and tavern

Operating expenses increased by $453,924 due to the initiation of the World of Beer business.

Professional fees of $41,456 consisted primarily of investor relation fees of $25,750 and legal fees of $8,000 principally associated with the acquisition of ABH.

Compensation expense of $195,567 was for the operations of the World of Beer franchise location in West Hartford, Connecticut.

Depreciation and amortization was related to the following:

Depreciation of property, plant and equipment at the West Hartford WOB	$24,735
Amortization of Deferred financing costs	7,200
Total Depreciation and amortization expense	$31,935

General and Administrative Expense of $192,166 was incurred at the West Hartford, Connecticut World of Beer location principally for rents, royalties and the cost of operations.

Commercial Lending

Professional fees of $39,500 for the fiscal year ended June 30, 2015 were $27,750 higher than the $11,750 balance from the fiscal year ended June 30, 2014 primarily due to increased legal fees.

Compensation expense- Officer (undisputed) decreased $208,788 for the fiscal year ended June 30, 2015 due to the issuance to James Giordano, our former Chairman and Chief Executive Officer of Series A Preferred Stock in the prior period for services rendered of $208,788.

Compensation Expense- Officer (disputed) decreased $25,000 for the fiscal year ended June 30, 2015. Commensurate with Mr. Giordano leaving the Company, he sold all his common shares to ABH in April, 2015.  The payment he received for those shares was to be for complete compensation for his services to our company. Accordingly, in our fiscal third quarter, we reversed the liability to Mr. Giordano for his salary.  Mr. Giordano disputes this arrangement and accordingly, we have reestablished the liability.  No formal legal action has been commenced by either party at this time.

Management fees for the year ended June 30, 2014 were $145,879 due to the commencement of operations under the new real estate lending business model and our obligation under the Management Agreement that we entered into with HVW LLC. Effective September 2013, we entered into a Management Agreement with HVW pursuant to which HVW agreed to provide certain business, financial and advisory services to us in consideration of our payment to HVW of a management fee of two percent (2%) per annum of average gross assets and twenty percent (20%) of the revenues received by the Company derived from the services under the Management Agreement. There were no management fees for the fiscal year ended June 30, 2015.

General and administrative expenses decreased $10,326 from $23,210 for the fiscal year ended June 30, 2014 to $12,884 for the fiscal year ended June 30, 2015.  The decrease was primarily due to greater SEC filing fees in the prior year

Other Expense

Other expenses increased $2,305,900 from $2,276 in the year ended June 30, 2014 to $2,308,176 in the year ended June 30, 2015, mostly due to greater derivative expense.

Derivative expense increased $2,058,493 due to the issuance of debt associated with the merger.

Interest expense increased $292,287 due to greater overall debt levels mostly associated with the acquisition of ABH and the amortization of the derivative liability associated with that debt.

Change in the Fair Market value of derivative liability was a credit of $48,020 due to the quarterly mark to market of the debt.

Loss on retirement of debt was $2,600 due to the modifications of terms for certain convertible notes payable.

Liquidity and Capital Resources

Our cash balance at June 30, 2015 was $226,088, an increase of $225,727 from $361 at June 30, 2014. Approximately $200,000 of the increase was cash acquired in the acquisition of Attitude Beer Holding Co. The remaining $25,000 was the net of cash financings less the cash used in operations.  At June 30, 2015 we have a working capital deficit of ($4,442,811) and an accumulated deficit of ($1,948,727).

As of September, 2015, we owe $950,000.in commercial real estate loans. These are notes that we issued when we acquired the real estate loans. The loans are secured by a pledge of the real estate loans that we acquired. We have limited capital resources, as, among other things, we are in a new line of business with a limited operating history. We have generated limited revenues to date and may not be able to generate sufficient revenues to become profitable in the future.

The report of our independent registered public accounting firm on our financial statements for the fiscal year ended June 30, 2015 contains an explanatory paragraph regarding our ability to continue as a going concern based on our history of net losses since our inception.

We do not currently own any significant property or equipment that we will seek to sell in the near future.

We do not anticipate the need to hire corporate employees over the next 12 months with the possible exception of secretarial and accounting support should our business grow and necessitate such expenditure. We believe the services provided by the employees at Attitude Drinks are sufficient at this time.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 8, 2015, our Board of Directors (the “Board”) of  notified Li and Company, PC (“Li and Company”) that it had determined to dismiss them as our independent registered public accounting firm, effective as of May 8, 2015. Also on May 8, 2015, the Board determined to engage Scrudato & Co., PA (“Scrudato”) as its new independent registered public accounting firm to replace Li and Company.

Li and Company’s reports on our financial statements as of and for the two years ended June 30, 2014 and 2013, did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that Li and Company’s reports contained an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

There were no disagreements with Li and Company in regards to accounting treatment.

These events were described in our Form 8-K filed with the SEC on May 26, 2105.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of June 30, 2015. We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer  and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that it files or submits under the Exchange Act  is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Inasmuch as we only have two individuals serving as officers and two independent directors plus one of the officers who also serves as director, we have determined that we have, per se, inadequate controls and procedures over financial reporting due to the lack of segregation of duties. Management recognizes that its controls and procedures would be substantially improved if there was a greater segregation of the duties of the Chief Executive Officer and the Chief Financial Officer as such is actively seeking to remediate this issue. Management believes that the material weakness in its controls and procedures referenced did not have an effect on our financial results.

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

1.

maintain records in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

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

Management evaluated the effectiveness of our internal control over financial reporting as of June 30, 2015. Management conducted an assessment of our internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (1992). The COSO framework summarizes each of the components of a company's internal control system, including: (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication and (v) monitoring.

Consistent with the results of the Audit Committee's review and inquiry, management did not identify any material weaknesses in our ability to appropriately account for complex or non-routine transactions.

As a result of the evaluation described above, management has concluded that our internal control over financial reporting were not effective at June 30, 2015 based on the guidelines established in Internal Control—Integrated Framework issued by COSO. We have identified material weaknesses in our internal controls with respect to our financial statement closing process of our consolidated financial statements for the year ended June 30, 2015. Our management discovered certain conditions that we deemed to be material weaknesses and significant deficiencies in our internal controls as follows:

•

We have noted that there may be an insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

•

We do not have an audit committee or an independent audit committee financial expert. While not being legally obligated to have an audit committee or independent audit committee financial expert, it is the management’s view that to have an audit committee, comprised of independent board members and an independent audit committee financial expert, is an important entity-level control over our financial statements. Currently, the Board does not have sufficient independent directors to form such an audit committee. Also, the Board of Directors does not have an independent director with sufficient financial expertise to serve as an independent financial expert.

•

Due to the complex nature of recording derivatives and similar financial instruments, we noted a need for increased coordination and review of techniques and assumptions used in recording derivatives to ensure accounting in conformity with generally accepted accounting principles.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures and our internal control processes will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that the breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Changes in Internal Control Over Financial Reporting

There were no changes during our last fiscal quarter ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER MATTERS

None

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

Set forth below is certain information relating to our directors and executive officers, including their names, ages, and business experience.

Name	Age	Position
Roy Warren	60	Chairman, Chief Executive Officer and President
Tommy Kee	66	Chief Financial Officer
Isaac Onn	64	Director
Conrad Huss	66	Director

Mr. Roy Warren - Chairman, Chief Executive Officer and President since April, 2015

Mr. Warren serves as our Chairman of the Board, Chief Executive Officer and President. As Chief Executive Officer, Mr. Warren provides overall company leadership and strategy. Mr. Warren also serves as Chairman of the Board and Chief Executive Officer for Attitude Drinks Incorporated which is the majority owner of the Company. For 15 years from 1981 through 1996, Mr. Warren was in the securities brokerage industry. During those years, Mr. Warren acted as executive officer, principal, securities broker and partner with brokerage firms in Florida, most notably Kemper Financial Companies, Alex Brown & Sons and Laffer Warren & Company. From 1999 to 2007, Mr. Warren was Chief Executive Officer of Bravo! Brands, Inc. in Florida, a public company which was a beverage brand-development company, similar to Attitude Drinks Incorporated. Mr. Warren’s experience in the beverage industry as well as with a public company led to the conclusion that he should serve as a director of the Company.

Mr. Tommy Kee –Chief Financial Officer since April, 2015

Mr. Kee serves as our Chief Financial Officer and will provide all needed financial, accounting and compliance requirements. Mr. Kee is also Chief Financial Officer of Attitude Drinks Incorporated which is the majority owner of the Company. Mr., Kee joined Attitude Drinks Incorporated in November, 2007 as Chief Financial Officer.  Mr. Kee was previously the Chief Accounting Officer of Bravo! Brands, Inc.  He graduated with an MBA from the University of Memphis and a BS degree in accounting from the University of Tennessee.  Before joining Attitude Drinks Incorporated, he served for several years as CFO for Allied Interstate, Inc. in the West Palm Beach area.  Prior to that, Mr. Kee served as CFO and Treasurer for Hearx Ltd. a West Palm Beach, Florida public company.  He also served 18 years as International Controller and Financial Director with the Holiday Inns Inc. organization in Memphis and Orlando.

Mr. Isaac Onn-Director since April 2015

Mr. Onn, 64, serves on the Board of Directors. He currently serves or has served on the Board of Directors of other companies such as Cybra Corp., Intellect Neurosciences, Inc. and Ness Energy. His previous experience includes Mooney Airplane Corp. from 2002 to 2004 as Crisis Manager. He served as CEO and Partner of Fueling Services, Ltd. From 2001 to 2002. He also served as VP –Marketing for Austria Casino. He received his degree in Business administration and marketing from the Tel Aviv College of Management, and his law degree is from Ono Academic College Law school in Israel, where he is a member of the Israeli Bar.

Mr. Conrad Huss -Director since April 2015

Mr. Huss, 66, serves on the Board of Directors. Mr. Huss is a financial professional with over 25 years of investment banking and operating experience. Most recently, he was with Ocean Cross Capital Markets, as Senior Managing Director.  Previously, he was a Senior Managing Director at Southridge Investment Group.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who beneficially own more than 10 percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock.  Such officers, directors and persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms that they file with the SEC.

Based solely on a review of the copies of such forms that were received by us, or written representations from certain reporting persons that no Form 5s were required for those persons, we are not aware of any failures to file reports or report transactions in a timely manner during the year ended June 30, 2015 other than late Form 3s filed by Roy Warren, Conrad Huss and Isaac Onn upon their appointments as Directors.

ITEM 11. EXECUTIVE COMPENSATION

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)

James Giordano,	2014	100,000*	–	208,088	–	–	–	–	308,088
CEO and CFO	2015	75,000*	–	-	–	–	–	–	75,000

* Amount accrued are under dispute as James Giordano is no longer an employee of the Company.

(1) Mr. Giordano resigned from all positions with our company in April 2015.

There are no corporate employees as we utilize the services of 4 employees of Attitude Drinks, the majority owner of our outstanding stock.

Director Compensation

To date, we have not paid any directors compensation for their services as directors

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

As of September 14, 2015 we had 126,337,367 shares of common stock outstanding which are held by 11 record holders. The chart below sets forth the ownership of our common stock, or claimed ownership, of certain individuals.

Name and Address of Beneficial Owner (1)	Amount and Nature Of Beneficial Ownership Common Stock Included	Percent of Common Stock Beneficially Owned (2)

Roy Warren (1)	224,478,340 *	85.41%
Alpha Capital Anstalt (2)	216,878,858	9.99%
Tarpon Bay Partners LLC (3)	81,994,220	9.99%
Southridge Partners II LP (4)	26,153,683	9.99%
Robert J. Sharp (5)	10,000,000	7.3%
Attitude Drinks Incorporated(1)	224,478,140	85.4%

* Includes all of the issued and convertible shares of Series B Preferred Stock as well as warrants.

Name of Owner of Series A and B Convertible Preferred Stock

Alpha Capital Anstalt	65,000 shares of Series A Convertible Preferred Stock	65% total of Series A

Tarpon Bay Partners LLC	25,000 shares of Series A Convertible Preferred Stock	25% total of Series A

Robert J. Sharp	15,000 shares of Series A Convertible Preferred Stock	10% total of Series A

Attitude Drinks Incorporated	51 shares of Series B Convertible Preferred Stock	100% total of Series B

(1)

Consists of: (i) 87,990,000 shares of Common Stock, (ii) a warrant to purchase 5,000,000 shares of common stock, and (iii) 51 shares of Series B Preferred Stock that has the right to 131,488,340 votes, all 51 shares are owned by Attitude Drinks. Mr. Warren is deemed to share beneficial ownership of these securities with ADI due to his ownership of ADI securities that represents approximately 51% of the voting power of ADI and due to his position as the Chairman, Chief Executive Officer and President of ADI.  Each share of the Series B Preferred Stock has voting rights equal to (x) (i) 0.019607 multiplied by the aggregate total of: (A) the issued and outstanding shares of Common Stock eligible to vote at the time of the respective vote, plus (B) the number of votes which all other series or classes of securities other that the Series B Preferred Stock are entitled to cast together with the other holders of Common Stock at the time of the relevant vote divided by (ii) 0.49, minus (y) the numerator. The voting rights are subject to adjustment for any stock splits, stock dividends, reorganizations, recapitalizations and the like. As a result, the 51 shares of Series B Preferred Stock currently equal the power to vote 131,488,340 shares of common stock. The business address of Attitude Drinks is 712 U.S. Highway 1, Suite 200, North Palm Beach, Florida 33408.

(2)

Consists of: (i) a secured convertible note in the principal amount of $1,619,375 that is convertible into 679,750,000 shares of common stock as well as $60,110 of accrued interest that is convertible into 24,044,167 shares of common stock; (ii) a warrant to purchase 1,295,564,000 shares of common stock; and (iii) Series A Convertible Preferred Stock that is convertible into 65,000,000 shares of common stock.  None of the Notes, accrued interest, the Warrant, or the Series A Convertible Preferred Stock may be converted into common stock such that Alpha Capital Anstalt (“Alpha”) would beneficially own more the 9.99% (216,878,858 shares) of HVW’s common stock at any given time. Alpha also holds an additional investment right to purchase up to $3,750,000 in additional secured convertible notes and corresponding warrants.  The business address of Alpha is Pradafant 7, Furstentums 9490, Vaduz, Liechtenstein.

(3)

Consists of: (i) a secured convertible note in the principal amount of $562,292 that is convertible into 224,916,800 shares of common stock as well as accrued interest for $20,342 that is convertible into 8,136,949 shares of common stock; (ii) a warrant to purchase 443,833,333 shares of common stock; and (iii) 25,000 shares of HVW’s Series A Convertible Preferred Stock that are convertible into 25,000,000 shares of common stock. None of the Notes, accrued interest, the Warrant, or the Series A Convertible Preferred Stock may be converted into common stock such that Tarpon Bay Partners LLC (“Tarpon”) would beneficially own more the 9.99% (81,994,220 shares) of HVW’s common stock at any given time. Tarpon also holds an additional investment right to purchase up to $1,250,000 in additional secured convertible notes and corresponding warrants. The business address of Tarpon is 17210 Germano Court, Naples, Florida 34110.

(4)

Consists of: (i) a series of convertible notes in the total principal amount of $109,878 that is convertible into 43,951,200 shares of common stock as well as accrued interest of $14,969 that is convertible into 5,987,646 shares of common stock; and (ii) warrants to purchase 87,902,400 shares of common stock. None of the Notes, accrued interest or the Warrant may be converted into common stock such that Southridge Partners II, LP (“Southridge”) would beneficially own more than 9.99% (26,153,683 shares) of HVW’s common stock at any given time. The business address of Southridge is 90 Grove Street, Suite 108, Ridgefield CT 06877

(5)

Consists of 10,000 shares of HVW’s Series A Convertible Preferred Stock that are convertible into 10,000,000 shares of common stock.

(6)

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Except as indicated in the footnotes to the table, to the knowledge of the Company, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws, where applicable. Pursuant to the rules of the SEC, the number of shares of our common stock deemed outstanding includes shares issuable pursuant to options held by the respective person or group that are currently exercisable or may be exercised within 60 days of September 14, 2015.

(7)

As of September 14, 2015, we had 126,337,367 shares of common stock outstanding

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

In order to further our real estate loan business, on September 6, 2013, we entered into a Securities Purchase Agreement (the “HVW Agreement”) with HVW Holdings LLC (“HVW”). We also entered into the Management Agreement on September 6, 2013 pursuant to which HVC agreed to render certain services to us in consideration of the shares issuances. Pursuant to the Agreement, we agreed to sell to HVW an aggregate of 308,166 shares of our Common Stock and 32,300 shares of our preferred stock which is convertible into 32,300,000 shares of our common stock. The Management Agreement also provides that HVW will receive a management fee of two percent (2%) per annum of our average gross assets and that HVW will also receive twenty percent (20%) of the net incomes derived from the services under the Management Agreement. To date HVW has not been paid any fees pursuant to the Management Agreement.

Prior to September 2013, we utilized office space owned by Mr. Sharp and have not been charged a fee for such use.

Since inception, we had received advances from our former Chairman and Chief Executive Officer, Robert J Sharp, for working capital purposes. During the interim period ended September 30, 2013, Mr. Sharp advanced the Company an additional $2,001.

During April 21, 2015, HVW sold its 32,300 shares of Series A Convertible Preferred Stock to Alpha Capital Anstalt and 87,990,000 shares of its common stock of the Company to Attitude Drinks Incorporated.  As such, HVW is no longer considered having any related transactions with the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Scrudato and Company CPAs has been our principal auditing firm since April, 2015.

Audit Fees

An aggregate of $6,500 was billed by our auditors for the following professional services: audit of our annual financial statement for the fiscal year ended June 30, 2015 including the review of our interim financial statements.

An aggregate of $9,500 was billed by our auditors for the following professional services: audit of our annual financial statement for the fiscal year ended June 30, 2014 including the review of our interim financial statements.

PART IV

ITEM 15. EXHIBIT INDEX

Exhibit
Number	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
4.1	Specimen Common Stock Certificate (1)
10.1	Form of Subscription Agreement (2)
10.1A	Subscription Agreement, including Investor Questionnaire (2)
10.2	LLC Contribution Agreement (1)
10.3	Management Agreement with HVW Holdings LLC (3)_
10.4	Securities Purchase Agreement with HVW Holdings LLC (3)
10.5	Certificate of Designation of Rights and Preferences for Series A 8% Convertible Preferred Stock (4)
10.6	Certificate of Amendment (5)
10.7	2013 Equity Incentive Plan (5)
10.8	Certificate of Designation of Series B Convertible Preferred Stock (6)
10.9	A Warrant issued to Alpha Capital Anstalt (6)
10.10	A Warrant issued to Tarpon Bay Partners LLC (6)
10.11	B Warrant issued to Attitude Drinks Incorporated (6)
10.12	Secured Convertible Note due 2017 issued to Alpha Capital Anstalt (6)
10.13	Secured Convertible Note due 2017 issued to Tarpon Partners LLC (6)
10.14	Additional Investment Right issued to Alpha Capital Anstalt (6)
10.15	Additional Investment Right issued to Tarpon Bay Partners LLC (6)
10.16	Asset Purchase Agreement (6)
10.17	Stock Pledge Agreement (6)
10.18	Guaranty – Attitude Beer Holding Co. (6)
10.19	Guaranty – Attitude Drinks Incorporated (6)
10.20	Purchase Agreement – Alpha Capital Anstalt (6)
10.21	Purchase Agreement – Attitude Drinks Incorporated (6)
10.22	Draft Operating Agreement
10.23	Note issued to Alpha Capital Anstalt on July 29, 2015
10.24	Warrant to Alpha Capital Anstalt issued July 29, 2015
21.1	Subsidiary of Registrant**
31.1	Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act And Rule 13a-14(A) Or 15d-14(A) Under The Securities Exchange Act Of 1934
32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.INS	XBRL Instance Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.SCH	XBRL Taxonomy Extension Schema Document

(1) Filed with Registration Statement on Form S-1 (File No. 333-162072) filed on September 23, 2009

(2) Filed with Registration Statement on Form S-1/A (File No. 333-162072) filed on March 12, 2010

(3) Filed as an exhibit on Form 8-K on September 6, 2013 (SEC Accession No.  0001078782-13-001812)

(4) Filed as an exhibit on Form 8-K on September 18, 2013 (SEC Accession No. 0001078782-13-001871)

(5) Filed as an exhibit on Form 8-K on October 25, 2013 (SEC Accession No. 0001078782-13-002087)

(6) Filed as an exhibit on Form 8-K on April 27, 2015 (SEC Accession No. 0001144204-15-025280)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By: /s/ Roy G. Warren

Roy G. Warren

President and Chief Executive Officer

September 14, 2015

By: /s/ Tommy E. Kee

Tommy E. Kee

Chief Financial Officer and Principal Accounting Officer

September 14, 2015

By: /s/ Conrad Huss

Conrad Huss

Director

September 14, 2015

By: /s/ Isaac Onn

Isaac Onn

Director

September 14, 2015

Harrison Vickers and Waterman, Inc.

June 30, 2015 and 2014

Scrudato & Co., PA

CERTIFIED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Harrison Vickers and Waterman, Inc.
712 U.S. Highway 1,

Suite 200

North Palm Beach, FL 33408

We have audited the accompanying balance sheet of Harrison, Vickers and Waterman, Inc. as of June 30, 2015 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harrison, Vickers and Waterman, Inc. at June 30, 2014, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company has incurred significant accumulated deficits, recurring operating losses and a negative working capital. This and other factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ John Scrudato CPA

Califon, New Jersey
September 11, 2015

7 Valley View Drive Califon, New Jersey 07830
Registered Public Company Accounting Oversight Board Firm

Harrison Vickers and Waterman Inc.

Consolidated Balance Sheet

	June 30, 2015	June 30, 2014
ASSETS
CURRENT ASSETS:
Cash	$226,088	$361
Inventory	81,049	-
Real estate loans receivable	950,000	1,470,000
Receivable from Attitude Drinks, Inc.	131,423	-
Prepaid Expenses	44,192	-
Total Current Assets	1,432,752	1,470,361
NON-CURRENT ASSETS:
Property, Plant and Equipment (net of accumulated depreciation)	962,470	-
Capitalized costs (net of accumulated depreciation)	198,823	-
Deferred Financing Costs	67,889	-
Goodwill	4,038,945	-
Total Non-Current Assets	5,268,127	-

Total Assets	$6,700,879	$1,470,361

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$367,974	$9,437
Accrued expenses- in dispute	175,000	100,000
Promissory note payable	950,000	1,470,000
Convertible notes payable - investor, net of discount	144,699	65,472
Derivative liability	4,237,890	-
Total Current Liabilities	5,875,563	1,644,909
NON-CURRENT LIABILITIES
Notes payable - investor-non-current	210,522	-
Minority Interest	883,009	-
Total Non-Current Liabilities	1,093,531	-

Total Liabilities	6,969,094	1,644,909

STOCKHOLDERS' DEFICIT:
Preferred stock par value $0.0001: 1,000,000 shares authorized;
100,000 shares designated as Series A 8% Convertible Preferred Stock
Series A 8% Convertible preferred stock par value $0.0001: stated value $1,000 per share; 100,000 and 95,000 shares issued and outstanding at June 30, 2015 and June 30, 2014, respectively	10	10
Series B Convertible Preferred stock, par value $.0001, stated value of $1,000 per share; 51 and -0- shares outstanding at June 30, 2015 and June 30, 2014, respectively	-	-
Common stock par value $0.0001: 2,000,000,000 shares authorized;
126,337,367 and 124,337,367 shares issued and outstanding at June 30, 2015 and June 30, 2014, respectively	12,634	12,434
Additional paid-in capital	1,667,868	417,785
Accumulated deficit	(1,948,727)	(604,777)

Total Stockholders' Deficit	(268,215)	(174,548)

Total Liabilities and Stockholders' Deficit	$6,700,879	$1,470,361

See accompanying notes to the consolidated financial statements.

Harrison Vickers and Waterman Inc.

Consolidated Statement of Operations

	For the Year	For the Year
	Ended	Ended
	June 30, 2015	June 30, 2014

REVENUES AND GROSS MARGIN
Restaurant:
Revenues	$669,172	$-
Cost of goods sold	(185,602)	-
Gross margin	483,570	-
Real Estate Loans
Interest income earned	162,455	148,830
Interest expense incurred	(162,455)	(148,830)
Gross Margin	-	-

Total Gross margin	483,570	-

OPERATING EXPENSES:
Professional fees	80,956	11,750
Compensation	195,567	-
Compensation - officer (undisputed)	-	208,788
Compensation - officer (in-dispute)	75,000	100,000
Management fees	-	145,879
Consulting fees	-	72,474
Depreciation and Amortization Expense	31,935	-
General and administrative expenses	205,050	23,210

Total operating expenses	588,508	562,101

LOSS FROM OPERATIONS	(104,938)	(562,101)

OTHER (EXPENSE)
Interest expense	(295,103)	(2,276)
Derivative Expense	(2,058,493)	-
Change in Fair Market Value of Derivative liability	48,020	-
(Loss) on retirement of debt	(2,600)	-

Other (expense), net	(2,308,176)	(2,276)

LOSS BEFORE INCOME TAX PROVISION AND MINORITY INTEREST	(2,413,114)	(564,377)

INCOME TAX PROVISION	-	-

NET LOSS BEFORE MINORITY INTEREST	(2,413,114)	(564,377)

MINORITY INTEREST	1,069,164	-

NET LOSS	$(1,343,950)	$(564,377)

EARNINGS PER COMMON SHARE
- basic and diluted	$(0.01)	$(0.00)

Weighted average common shares outstanding
- basic and diluted	124,868,874	124,986,367

See accompanying notes to the consolidated financial statements.

Harrison Vickers and Waterman Inc.

Consolidated Statement of Stockholders’ Deficit

For the Period June 30, 2012 through June 30, 2015

	Series A Preferred Stock Par Value $0.0001		Series B Preferred Stock Par Value $0.0001		Common Stock Par Value $0.0001		Additional paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount

Balance, June 30, 2012	-	$-	-	$-	1,634,993,250	$163,499	$(159,649)	$(35,085)	$(31,235)

Net loss	-	-	-	-	-	-	-	(5,315)	(5,315)

Balance, June 30, 2013	-	-	-	-	1,634,993,250	163,499	(159,649)	(40,400)	(36,550)

Retirement of common shares	-	-	-	-	(1,610,006,750)	(161,000)	161,000	-	-

Issuance of common shares for compensation	-	-	-	-	99,999,867	10,000	(8,621)	-	1,379

Issuance of Series A Preferred Stock for compensation	95,000	10	-	-	-	-	424,990	-	425,000

Shares returned to Treasury	-	-	-	-	(649,000)	(65)	65	-	-

Net loss	-	-	-	-	-	-	-	(564,377)	(564,377)

Balance, June 30, 2014	95,000	10	-	-	124,337,367	12,434	417,785	(604,777)	(174,548)

Shares issued upon conversion of debt	-	-	-	-	2,000,000	200	5,000	-	5,200

Issuance of Series A Preferred	5,000	-	-	-	-	-	40,089	-	40,089

Issuance of Series B Preferred	-	-	51	-	-	-	1,031,061	-	1,031,061

Issuance of Warrants	-	-	-	-	-	-	173,933	-	173,933

Net loss	-	-	-	-	-	-	-	(1,343,950)	(1,343,950)

Balance, June 30, 2015	100,000	$10	51	$-	126,337,367	$12,634	$1,667,868	$(1,948,727)	$(268,215)

See accompanying notes to the consolidated financial statements.

Harrison Vickers and Waterman Inc.

Consolidated Statement of Cash Flows

	For the Year	For the Year
	Ended	Ended
	June 30, 2015	June 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,343,950)	$(564,377)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Common stock issued for compensation	-	1,314
Series A Preferred Stock issued for compensation	-	425,065
Depreciation and amortization expense	31,935	-
Amortization of Discount on Notes Payable	241,313	-
Derivative Expense	2,058,493	-
Change in Fair Market Value of Derivative liability	(48,020)	-
Minority Interest	(1,069,165)	-
Gain (loss) on conversion of debt	2,600	-
Changes in operating assets and liabilities:
Real estate loans	-	330,000
Inventory	(2,066)	-
Prepaid Expenses	(37,737)	-
Accounts payable and accrued expenses	112,620	104,808
Accounts payable and accrued expenses- in dispute	75,000	-
Accrued interest converted to debt	25,384	-
Net working capital acquired from acquisition	(174,689)	-

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(128,282)	296,810

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received on acquisition	203,467	-
Purchase of Property, Plant and Equipment and other capitalized costs	(2,708)	-

NET CASH USED IN INVESTING ACTIVITIES	200,759	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Amounts received from related party -net	-	2,001
Issuance of notes payable -investor	153,250	28,844
Payment on secured promissory note	-	(330,000)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	153,250	(299,155)

NET CHANGE IN CASH	225,727	(2,345)

Cash at beginning of reporting period	361	2,706

Cash at end of reporting period	$226,088	$361

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of real estate loans for debt, net	$-	$1,800,000
Goodwill acquired in acquisition	$4,038,945	$-
Issuance of Series B Preferred	$1,031,061	$-
Issuance of warrants associated with Acquisition debt	$173,933	$-

See accompanying notes to the consolidated financial statements.

Harrison Vickers and Waterman Inc.

June 30, 2015 and 2014

Notes to the Consolidated Financial Statements

Note 1 − Organization and Operations

Sharp Performance, Inc.

Sharp Performance Associates LLC (“LLC” or “Predecessor”) was organized as a Limited Liability Company on September 5, 2008 under the laws of the State of Nevada. Sharp Performance, Inc. (the “Sharp”) was incorporated on the same date under the laws of the State of Nevada for the sole purpose of acquiring all of the outstanding membership units of Sharp Performance Associates LLC.

April 2015 Material definitive Agreement

On April 21, 2015, the Company entered into a Purchase Agreement (the “Purchase Agreement”), with the three original shareholders of Attitude Beer Holding Co., a Delaware corporation (“ABH”), namely, Attitude Drinks, Incorporated, a Delaware corporation (“Attitude Drinks”), Alpha Capital Anstalt, a company organized under the laws of Liechtenstein (“Alpha”) and Tarpon Bay Partners LLC, a Florida limited liability company (“Tarpon Bay”), pursuant to which the shareholders sold to the Company all of the outstanding shares of stock of ABH and ABH thereupon became a wholly owned subsidiary of the Company. In consideration for the purchase of the shares of common stock of ABH, the Company issued: (i) to Attitude Drinks, 51 shares of a newly created Series B Preferred Stock of the Company (the “Series B Preferred Stock”) and a seven year warrant (the “B Warrant”) to purchase 5,000,000 shares of the Company’s common stock, par value $.0001 per share (the “Common Stock”), at an exercise price of $0.075 per share (subject to customary anti-dilution adjustments); (ii) to Alpha, a secured convertible note due April 20, 2017 (the “Secured Convertible Note”) in the principal amount of $1,619,375 a seven year warrant (the “Alpha Warrant”), to purchase 1,295,500,500, shares of Common Stock at an exercise price of $0.0025 per share (subject to customary anti-dilution adjustments), and an additional investment right (“AIR”) to purchase up to $3,750,000 in additional notes (the “AIR Note”) and corresponding warrants (“the “AIR Warrant”); and (iii) to Tarpon, a Secured Convertible Note in the principal amount of $554,792, a seven year warrant (the “Tarpon Warrant”) to purchase 443,833,333 shares of Common Stock at an exercise price of $0.0025 per share (subject to customary anti-dilution adjustments), and an AIR to purchase up to $1,250,000 in additional notes and corresponding AIR Warrants.  In addition, Alpha acquired 32,300 shares of the Company’s Series A Preferred Stock (convertible into 32,300,000 shares of the Company’s Common Stock) from HVW Holdings LLC (an entity of which Mr. James Giordano, the Company’s prior Chief Executive Officer and Chairman of the Board, is the managing member), subject to the terms of a Purchase Agreement (the “Series A Purchase Agreement”). Attitude Drinks purchased 87,990,000 shares of Common Stock from HVW Holdings LLC at a price of $65,000, subject to the terms of a Purchase Agreement (the “Common Stock Purchase Agreement”). The Alpha Warrant and the Tarpon Warrant are collectively referred to herein as the “A Warrants” and the B Warrant and the A Warrants are collectively referred to herein as the “Warrants.”

In December 2014, ABH entered into a joint venture with New England World of Beer and together opened a 4,000 sq. foot tavern in West Hartford (“West Hartford WOB”), Connecticut that sells a selection of over 500 craft and imported beers along with tavern food and other spirits and cocktails. New England World of Beer holds franchise rights for all of Connecticut and Massachusetts. Similar taverns are currently open in 20 states, namely AL, AZ, CO, CT, FL, GA, IL, LA, MD, MI, NC, NJ, NY, OH, SC, TN, TX, VA, WA and WI.

September 2013 Material Definitive Agreement

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

Note 2 − Significant and Critical Accounting Policies and Practices

The Management of the Company is responsible for the selection and use of appropriate accounting policies and their application. Critical accounting policies and practices are those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The Company’s significant and critical accounting policies and practices are disclosed below as required by generally accepted accounting principles.

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

(i)

Assumption as a going concern: Management assumes that the Company will continue as a going concern which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business.

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

Principles of Consolidation

The Company applies the guidance of Topic 810 “Consolidation” of the FASB Accounting Standards Codification ("ASC") to determine whether and how to consolidate another entity. Pursuant to ASC Paragraph 810-10-15-10 all majority-owned subsidiaries—all entities in which a parent has a controlling financial interest—shall be consolidated except (1) when control does not rest with the parent, the majority owner; (2) if the parent is a broker-dealer within the scope of Topic 940 and control is likely to be temporary; (3) consolidation by an investment company within the scope of Topic 946 of a non-investment-company investee. Pursuant to ASC Paragraph 810-10-15-8, the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation. The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders or by court decree. The Company consolidates all less-than-majority-owned subsidiaries, if any, in which the parent’s power to control exists.

The Company's consolidated subsidiaries and/or entities are as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable)	Attributable interest

Attitude Beer Holding Co.	The State of Delaware	April 21, 2015	100%

The consolidated financial statements of the Company include all accounts of the Company and its wholly owned subsidiary, Attitude Beer Holding Co.

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

Pursuant to Section 850-10-20 the related parties include (a) affiliates of the Company; (b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; (c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d) principal owners of the Company; (e) management of the Company; (f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The consolidated financial statements include disclosures of material related party transactions, other than compensation arrangements, expense allowances and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures include: (a) the nature of the relationship(s) involved; (b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the consolidated financial statements; (c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitment and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred, and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position and results of operations or cash flows.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended June 30, 2015 or 2014.

Earnings per Share

Earnings Per Share ("EPS") is the amount of earnings attributable to each share of common stock. For convenience, the term is used to refer to either earnings or loss per share. EPS is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Pursuant to ASC Paragraphs 260-10-45-10 through 260-10-45-16. Basic EPS shall be computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Income available to common stockholders shall be computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) from income from continuing operations (if that amount appears in the income statement) and also from net income. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

Pursuant to ASC Paragraphs 260-10-45-45-21 through 260-10-45-45-23, diluted EPS shall be based on the most advantageous conversion rate or exercise price from the standpoint of the security holder. The dilutive effect of outstanding call options and warrants (and their equivalents) issued by the reporting entity shall be reflected in diluted EPS by application of the treasury stock method unless the provisions of paragraphs  260-10-45-35 through 45-36 and  260-10-55-8 through 55-11 require that another method be applied. Equivalents of options and warrants include non-vested stock granted to employees, stock purchase contracts and partially paid stock subscriptions (see paragraph 260–10–55–23).  Anti-dilutive contracts, such as purchased put options and purchased call options, shall be excluded from diluted EPS. Under the treasury stock method: (a) Exercise of options and warrants shall be assumed at the beginning of the period (or at time of issuance, if later), and common shares shall be assumed to be issued. (b) The proceeds from exercise shall be assumed to be used to purchase common stock at the average market price during the period. (See paragraphs 260-10-45-29 and 260-10-55-4 through 55-5.) (c) The incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased) shall be included in the denominator of the diluted EPS computation.

Since there was no reported net income for the 2015 and 2014 reporting periods, any potentially outstanding dilutive common shares are not considered for the reporting period ended June 30, 2015 or 2014.

Cash Flows Reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing or financing activities and provides definitions of each category and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.

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

Derivative Liabilities

The Company reconsidered the requirements of the Financial Accounting Standards Board Accounting Standards Classification 820 (‘FASB ASC 820” or “ASC 820”) and determined that newly issued debt were derivative financial instruments.

Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instruments are initially recorded at their fair values and are then re-valued at each reporting date, with changes in the fair values reported as charges or credits to income. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. If reclassification is required, the fair value of the derivative instrument, as of the determination date, is reclassified. Any previous charges or credits to income for changes in the fair value of the derivative instrument are not reversed. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

The Company values its derivative instruments under FASB ASC 820 which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. As defined in ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

Fair value accounting requires bifurcation of embedded derivative instruments such as conversion features in convertible debt or equity instruments and measurement of their fair value for accounting purposes.  In determining the appropriate fair value, the Company uses the Black-Scholes option-pricing model.  In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement.  If the instrument is not considered conventional convertible debt, the Company will continue its evaluation process of these instruments as derivative financial instruments.

Once determined, derivative liabilities are adjusted to reflect fair value at the end of each reporting period. Any increase or decrease in the fair value from inception is made quarterly and appears in results of operations as an adjustment to fair value of derivatives.

Deferred Financing Costs and Debt Discount

The Company paid debt issue costs and recorded debt discounts in connection with raising funds through the issuance of convertible debt.  These costs are amortized over the life of the debt to interest expense.

Original Issue Discount

For certain issued convertible debt, the Company provides the debt holder with an original issue discount.  The original issue discount is recorded to debt discount, reducing the face amount of the note and is amortized to interest expense over the life of the debt.

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

4.

Allocate the transaction price to the performance obligations in the contract

5.

Recognize revenue when (or as) the entity satisfies a performance obligations

The ASU also provides guidance on disclosures that should be provided to enable financial statement users to understand the nature, amount, timing and uncertainty of revenue recognition and cash flows arising from contracts with customers. Qualitative and quantitative information is required about the following:

1.

Contracts with customers – including revenue and impairments recognized, disaggregation of revenue and information about contract balances and performance obligations (including the transaction price allocated to the remaining performance obligations)

2.

Significant judgments and changes in judgments – determining the timing of satisfaction of performance obligations (over time or at a point in time) and determining the transaction price and amounts allocated to performance obligations

3.

Assets recognized from the costs to obtain or fulfill a contract.

ASU 2014-09 is effective for periods beginning after December 15, 2016, including interim reporting periods within that reporting period for all public entities. Early application is not permitted.

Management does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 – Going Concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business.

As reflected in the consolidated financial statements, the Company had an accumulated deficit at March 31, 2015 and a net loss for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4- Inventory

Inventory consists of the following at the West Hartford, Connecticut World of Beer location:

Bottled beer	$46,190
Other alcoholic beverages	11,141
Food items	11,399
Other items	12,319

Total inventory at June 30, 2015	$81,049

There was no inventory at June 30, 2014.

Note 5 – Real Estate Loans Receivable and Related Promissory Note Payable

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

The $550,000 loan was reduced to $400,000 during the year ended June 30, 2014 with a corresponding reduction in the promissory note payable. The balance of $400,000 is being disputed by the property owner, but the Company is fully insured by Title Insurance for this amount.

On February 10, 2015, the note for $520,000 was fully repaid.

The current balance outstanding is $950,000.

	June 30, 2015	June 30, 2014
Balance Outstanding	$950,000	$1,470,000

Note 6- Receivable from Attitude Drinks Incorporated

Attitude Drinks Incorporated is the majority owner of the Company.  Occasionally, cash is forwarded to and from the entities, and a receivable/payable balance is established. As of the report date, the Company had a receivable of $131,423 that is due from Attitude Drinks Incorporated.

Note 7- Property Plant and Equipment

Property, plant and equipment relate to the fixtures at the West Hartford, Connecticut World of Beer location which are as follows (in $000):

Property Description	Amount	Depreciable life
Tenant Improvements	$490	20 years
Bar equipment	236	10 years
Communications Equipment	88	5 years
Capitalized permitting and fees	46	15 years
Other	162	5-7 years
Accumulated Depreciation	(60)
Total	$962

Note 8- Capitalized Costs

Capitalized costs represent all costs incurred at the West Harford, Connecticut World of Beer location prior to its opening date. Such costs in thousands include:

Property Description	Amount
Pre-opening labor costs	$67
Franchise fees	45
Training fees	29
Legal fees	23
Start-up costs	20
Other	24
Accumulated Depreciation	(9)

Total	$199

All costs are amortized over fifteen years.

Note 9 – Deferred Financing Costs

Deferred financing costs represent fees associated with the debt issuances for the merger with Attitude Beer as follows:

Legal fees associated with April 21 2015 merger	$35,000
Value of Preferred Series A shares associated with financing	40,089
Total costs	75,089
Amortization	(7,200)
Net Deferred costs	$67,889

All deferred financing costs are being amortized over the length of the financing, being two years

Note 10- Goodwill

Goodwill represents the increase in the consideration paid over the fair value of the assets being acquired by the Company on the acquisition date as set forth in the Statement of Financial Accounting Standard ASC 350 Intangibles- Goodwill and Other and ASC 850 Subsequent Accounting and Disclosure for Goodwill.  In order to fairly value the enterprise, the following assumptions were made for a base case:

a.

The Company would open another three World of Beer franchises, one in October 1, 2015, and the other two would open prior to April 1, 2016;

b.

Operating results would be predicated on 80% of the existing World of Beer location in  West Hartford, Connecticut;

c.

Discounted cash flow model through 2022 was used ;

d.

15% discount rate was used.

After the base case was quantified, various scenarios using 20% required rate of returns and 75% of operating results were quantified.

After equal weighting of all these scenarios, it was determined that goodwill was worth $3,997,418 as follows:

Value of enterprise	$4,841,801
Add: Negative net equity
of company	20,764
Intercompany eliminations	20,665
Less: Incremental debt acquired	(844,285)

Goodwill	$4,038,945

Note 11- Accrued Expenses- in dispute

Upon the signing of the April 2015 Material Definitive agreement (see Note 1 above), Mr. James Giordano resigned as our Chief Executive Officer. At that time, his shares in the Company were purchased, and all liabilities to him extinguished. Mr. Girodano disputes this and believes he is entitled to his back salary of which $175,000 was accrued. The Company disputes this assertion but has reaccrued the liability. No legal action by either party has been initiated at this time.

Note 12- Note Payable-investor

Notes payable – investor is as follows:

	June 30, 2015	June 30, 2014
On October 9, 2013, the Company issued a promissory note in consideration for $2,500 received from an investor. The note matured on June 30, 2014 and bears interest at ten percent per annum, compounded monthly. The note is currently in default. The note balance with the accrued interest included is $3,188 at June 30, 2015 and $2,938 at June 30, 2014.	$3,188	$2,938

On October 23, 2013, the Company issued a promissory note in consideration for $5,000 received from an investor. The Note matured on June 30, 2014 and bears interest at ten percent per annum, compounded monthly. The note is currently in default. The note balance with the accrued interest included is $6,027 at June 30, 2015 and $5,527 at June 30, 2014.	6,027	5,527

On January 31, 2014, the Company issued a promissory note in consideration for $5,000 received from an investor. The Note matured on January 31, 2015 and bears interest at ten percent per annum, compounded monthly. The note is currently in default. The note balance with the accrued interest included is $5,992 at June 30, 2015 and $5,212 at June 30, 2014.	5,992	5,212

On May 15, 2014, the Company issued a promissory note in consideration for $5,000 received from an investor. The Note matured on November 15, 2014 and bears interest at ten percent per annum, compounded monthly. The note is currently in default. The note balance with the accrued interest included is $5,542 at June 30, 2015 and $5,042 at June 30, 2014.	5,542	5,042

On May 30, 2014, the Company issued a promissory note in consideration for $10,000 received from an investor. The Note matured on December 31, 2014 and bears interest at ten percent per annum, compounded monthly. The note is currently in default. The note balance with the accrued interest included is $11,628 at June 30, 2015 and $10,125 at June 30, 2014.	11,628	10,125

Since inception, the Company had received advances from its former Chairman and Chief Executive Officer, Robert J Sharp, for working capital purposes. Mr. Sharp advanced the Company $36,628. On September 1, 2013, Mr. Sharp assigned his rights to the advances to an investor. On January 2, 2015, the Company and the investor agreed to adjust the note such that the note (a) became immediately convertible; (b) converts into common stock at a 50% discount from the lowest closing bid price for the prior thirty trading days; (c) bears interest at a rate of 10% per year. On March 25, 2015, the investor converted $2,600 worth of debt into 2,000,000 shares. The note balance with accrued interest is $35,775 at June 30, 2015 and $36,628 at June 30, 2014.

	35,775	36,628

On October 1, 2014, the Company issued a promissory note in consideration for $25,000 received from an investor. The Note matures on June 30, 2015 and bears interest at ten percent per annum. The investor is entitled at his option to convert all or any lesser portion of the amounts due from the Company for additional shares. The conversion price is an amount equal to fifty percent (50%) of the lowest closing bid price in the thirty days prior to the day that the Investor requests conversion. The balance of the note with accrued interest is $26,863 at June 30, 2015.	26,863	-

On October 24, 2014, the Company issued a promissory note in consideration for $5,000 received from an investor. The Note matures on July 31, 2015 and bears interest at ten percent per annum. The investor is entitled at his option to convert all or any lesser portion of the amounts due from the Company for additional shares. The conversion price is an amount equal to fifty percent (50%) of the lowest closing bid price in the thirty days prior to the day that the Investor requests conversion. The balance of the note with accrued interest is $5,073 at June 30, 2015.	5,073	-

On March 15, 2015, the Company issued a promissory note in consideration for $2,500 received from an investor. The Note matures on July 31, 2015 and bears interest at ten percent per annum. The investor is entitled at his option to convert all or any lesser portion of the amounts due from the Company for additional shares. The conversion price is an amount equal to fifty percent (50%) of the lowest closing bid price in the thirty days prior to the day that the Investor requests conversion. The balance of the note with accrued interest is $2,573 at June 30, 2015.	2,573	-

On April 21, 2015, the Company issued a promissory note in consideration for $1,619,375 received from an investor. The Note matures on April 20, 2017 and bears interest at ten percent per annum. The investor is entitled at his option to convert all or any lesser portion of the amounts due from the Company for additional shares. The conversion price is an amount equal to fifty percent (50%) of the lowest closing bid price in the thirty days prior to the day that the Investor requests conversion. The balance of the note with accrued interest at June 30, 2015 is $1,650,432.	1,650,432	-

On April 21, 2015, the Company issued a promissory note in consideration for $554,792 received from an investor. The Note matures on April 20, 2017 and bears interest at ten percent per annum. The investor is entitled at his option to convert all or any lesser portion of the amounts due from the Company for additional shares. The conversion price is an amount equal to fifty percent (50%) of the lowest closing bid price in the thirty days prior to the day that the Investor requests conversion. The balance of the note with accrued interest at June 30, 2015 is $565,432.	565,432	-

On April 27, 2015, the Company issued a promissory note in consideration for $13,250 received from an investor. The Note matures on July 31, 2015 and bears interest at ten percent per annum. The investor is entitled at his option to convert all or any lesser portion of the amounts due from the Company for additional shares. The conversion price is an amount equal to fifty percent (50%) of the lowest closing bid price in the thirty days prior to the day that the Investor requests conversion. The balance of the note with accrued interest at June 30, 2015 is $13,482.	13,482	-

On May 8, 2015, the Company issued a promissory note in consideration for $7,500 received from an investor. The Note matures on July 31, 2015 and bears interest at ten percent per annum. The investor is entitled at his option to convert all or any lesser portion of the amounts due from the Company for additional shares. The conversion price is an amount equal to fifty percent (50%) of the lowest closing bid price in the thirty days prior to the day that the Investor requests conversion. The balance of the note with accrued interest at June 30, 2015 is $7,609.	7,609	-

Total face value of notes plus accrued interest	2,339,616	65,472

Discount on Notes Payable	1,984,395	-

Net debt	355,221	65,472
Less: long term portion	210,522	-
Current portion	$144,699	$65,472

Note 13 – Derivative Liabilities:

Fair Value Measurement

Valuation Hierarchy

ASC 820, “Fair Value Measurements and Disclosures,” establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the liabilities carried at fair value measured on a recurring basis as of June 30, 2015:

		Fair Value Measurements at June 30, 2015
	Total Carrying Value at June 30, 2015	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Conversion feature liability	$4,237,890	$–	$–	$4,237,890

The carrying amounts of cash, accounts receivable, prepaid expenses, accounts payable, and accrued liabilities approximate their fair value due to their short maturities. The Company measures the fair value of financial assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value.

Level 3 liabilities are valued using unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the derivative liabilities. For fair value measurements categorized within Level 3 of the fair value hierarchy, the Company’s accounting department, who reports to the Principal Financial Officer, determines its valuation policies and procedures. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s accounting department and are approved by the Principal Financial Officer.

Level 3 Valuation Techniques

Level 3 financial liabilities consist of the conversion feature liability for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate. A significant decrease in the volatility or a significant decrease in the Company’s stock price, in isolation, would result in a significantly lower fair value measurement.

As of June 30, 2015, there were no transfers in or out of level 3 from other levels in the fair value hierarchy.

Note 14 – Commitments and Contingencies

Management Agreement

Effective September 6, 2013 the Company entered into a management agreement (the “Management Agreement”) between the Company and HVW.

The material terms of the Management Agreement include: (i) HVW will provide certain business, financial and advisory services to the Company; (ii) HVW will receive a management fee of two percent (2%) per annum of average gross assets, and (iii) HVW will also receive twenty percent (20%) of the revenues received by the Company derived from the services under the Management Agreement. The management fee has been waived for the year ended June 30, 2015 and June 2014.

Note 15 – Income Tax Provision

Deferred Tax Assets and Valuation Allowance

At June 30, 2015, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $1,944,010 that may be offset against future taxable income through 2034. No tax benefit has been reported with respect to these net operating loss carry-forwards in the consolidated financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $680,404 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization. The valuation allowance increased approximately $468,732 and $191,888 for the fiscal year ended June 30, 2015 and 2014, respectively.

Components of deferred tax assets and valuation allowance are as follows:

	June 30, 2015		June 30, 2014
Net deferred tax assets – non-current:

Expected income tax benefit from NOL carry-forwards		$680,404		$205,624

Less valuation allowance		(680,404)		(205,624)

Deferred tax assets, net of valuation allowance	$	−	$	−

Income Tax Provision in the Consolidated Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Fiscal Year Ended June 30, 2015	For the Fiscal Year Ended June 30, 2014

Federal statutory income tax rate	35.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(35.0)%	(34.0)%

Effective income tax rate	0.0%	0.0%

Note 16 – Stockholders’ Deficit

Shares Authorized

Upon formation, the total number of shares of all classes of stock which the Company is authorized to issue is Seventy Five Million (75,000,000) shares of which One Million (1,000,000) shares shall be Preferred Stock, par value $0.0001 per share, and Seventy Four Million (74,000,000) shares shall be Common Stock, par value $0.0001 per share.

On October 24, 2013 the Company filed a Certificate of Amendment to amend its Articles of Incorporation (the “Actions”) to: (i) change the name of the Company to Harrison Vickers & Waterman Inc.; (ii) increase the number of shares of authorized common stock of the Company from 74,000,000 to 2,000,000,000 shares; and (iii) effectuate a forward stock split of our common stock at a ratio determined by our Board of Directors of 324.5 for 1.

All shares and per share amounts in the consolidated financial statements have been adjusted to give retroactive effect to the Stock Split and the change in authorized stock.

Series A 8% Convertible Preferred Stock

On September 17, 2013 the Company filed the Series A 8% Convertible Preferred Stock Certificate of Designation with the Secretary of State of Nevada (the “Certificate of Designation”) authorizing 100,000 shares of Series A Convertible Preferred Stock and establishing the rights, preferences, privileges and obligations thereof.

As set forth in the Certificate of Designation, the holders of Series A Convertible Preferred Stock are entitled to receive, when and as declared by the Board of Directors out of funds legally available therefore, and the Company is obligated to accrue, quarterly in arrears on March 31, September 30, September 30, and December 31 of each year, cumulative dividends on the Series A Preferred Stock at the rate per share equal to eight percent (8%) per annum on the Stated Value, payable in common stock valued at the closing trade price per share on the last trading day of the calendar quarter. Through the Balance sheet date, the holders of the Series A Preferred Stock have waived all dividends.  There is no guarantee they will do so going forward. The Series A Convertible Preferred Stock does not have the right to vote on any matter that may from time to time be submitted to the Company’s shareholders for a vote, either by written consent or by proxy. So long as any shares of Series A Preferred Stock are outstanding, the Company does not have the right to, and cannot cause its subsidiaries not to, without the affirmative vote of the Requisite Holders, (a) alter or change adversely the powers, preferences or rights given to the Series A Preferred Stock, (b) alter or amend this Certificate of Designation, (c) amend its certificate of incorporation, bylaws or other charter documents so as to affect adversely any rights of any Holders of the Series A Preferred Stock, (d) increase the authorized or designated number of shares of Series A Preferred Stock, (e) issue any additional shares of Series A Preferred Stock (including the reissuance of any shares of Series A Preferred Stock converted for Common Stock) or (f) enter into any agreement with respect to the foregoing. Each share of Series A Convertible Preferred Stock is convertible into 1,000 shares of Common Stock. For a period of 24 months from the Issuance Date, if the Company issues shares of common stock (or securities, including any derivative securities, containing the right to purchase, exercise or convert into shares of common stock) (the “Dilution Shares”) such that the outstanding number of shares of common stock on a fully diluted basis is greater than 214,000,000 shares (inclusive of conversions of Series A Preferred Stock at the Conversion Ratio immediately above), then the Conversion Ratio for the Series A Preferred Stock then outstanding and unconverted as of the date the Dilution Shares are issued shall be adjusted to equal the Conversion Ratio multiplied by a fraction, the numerator of which shall be the number of shares outstanding on a fully diluted basis after the issuance of the Dilution Shares, and the denominator shall be 214,000,000. The Company cannot effect any conversion of the Series A Preferred Stock, to the extent that, after giving effect to the conversion, such Holder (together with such Holder’s Affiliates, and any Persons acting as a group together with such Holder or any of such Holder’s Affiliates) would beneficially own in excess of 9.9% of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon conversion of Series A Preferred Stock.

Effective September 6, 2013 the Company entered into a Securities Purchase Agreement (the “HVW Agreement”) with HVW Holdings LLC (“HVW”). Pursuant to the Agreement the Company agreed to sell to HVW an aggregate 32,300 shares of its Series A, 8% Convertible Preferred Stock which pursuant to the terms thereof will be convertible into 32,300,000 shares of the Company’s common stock. The consideration under the HVW Agreement was certain services to be rendered by HVW to the Company pursuant to a management agreement (the “Management Agreement”) entered into between the Company and HVW on September 6, 2013. HVW sold these 32,300 shares to another investor on April 21, 2015.

In addition, the Company issued 46,500 shares of its Series A, 8% Convertible Preferred Stock to its former president, Robert Sharp and 16,200 shares to an investor.  Robert Sharp sold 36,500 of these shares to two other investors on April 21, 2015

The 95,000 shares issued of the A 8% Convertible Preferred Stock were valued at $425,000 in aggregate, $208,206, $144,500 and $72,474 of which were booked as compensation – officer, management fees and consulting fees, respectively.

On November 4, 2013, the owners of the Series A Convertible Preferred Stock agreed that the Conversion ratio, as defined in the Certificate of Designation, shall not change in the event of forward-split or reverse-split for a period of nine months from issuance.

On April 21, 2015, we issued 5,000 new shares of the Series A Convertible Preferred Stock to another investor.

Series B Convertible Preferred Stock

On April 21, 2015, the Company issued 51 shares of Series B Convertible Preferred Stock to Attitude Drinks Incorporated.  At the time, the Company accounted for approximately $1,000,000 in Additional paid in capital due to its issuance.  See Note 10- Goodwill, above for more detail.

Common Stock

Effective September 6, 2013 the Company entered into a Securities Purchase Agreement (the “HVW Agreement”) with HVW Holdings LLC (“HVW”). Pursuant to the Agreement the Company agreed to sell to HVW an aggregate of 308,166 shares of the Company’s Common Stock. The consideration under the HVW Agreement was certain services to be rendered by HVW to the Company pursuant to a management agreement (the “Management Agreement”) entered into between the Company and HVW on September 6, 2013. Some of the material terms of the HVW Agreement include: (i) that Robert J. Sharp, the previous Chief Executive Officer and Board Member of the Company retire 4,961,500 shares of common stock of the Company owned by Mr. Sharp, and the Company will appoint up to three persons nominated by HVW to the board of directors of the Company to serve until the next annual meeting of shareholders of the Company.

The common stock issued was valued at its fair market value of $1,379.

On September 10, 2013, 649,000 shares of the Company’s common stock were returned without consideration. The transaction was recorded at the Company’s par value.

Equity Incentive Plan

On October 24, 2013, the Company created the 2013 Equity Incentive Plan (the “2013 Plan.”) The aggregate number of shares of Common stock that may be issued under the Plan shall not exceed five million (5,000,000) shares.

No shares have been issued as of June 30, 2015, and all of the 5,000,000 shares are available for issuance under the 2013 Plan.

Note 17 – Concentrations and Credit Risk

Customers Concentrations

The Company’s net revenues come from restaurant and bar operations, and it has been determined that there is no concentration of revenues from any one customer.

Note 18- Segment Reporting

The Company operates in two segments which are consistent with its internal organization. The major segments are restaurants/taverns and commercial lending.

Revenues, expenses and assets not explicitly attributed to a segment are deemed to be unallocated.

See below for a summary:

Harrison Vickers and Waterman, Inc.
Segment Reporting
June 30, 2015

	Restaurants/ Tavern	Commercial Lending	Corporate overhead	Total
Net Revenues	$669,172	$-	$-	$669,172

Cost of Goods sold	(185,602)	-	-	(185,602)

Gross Margin	483,570	-	-	483,570

Operating Expenses	461,124	127,384	-	588,508

Other Income (Expense)	(253,038)	(39,948)	(2,015,190)	(2,308,176)

Net Income (loss) before minority interest	(230,592)	(167,332)	(2,015,190)	(2,413,114)

Minority interest	(34,827)	-	1,103,991	1,069,164

Net Income	(265,419)	(167,332)	(911,199)	(1,343,950)

Total Current assets	482,752	950,000	-	1,432,752

Total Assets	1,676,934	950,000	4,073,945	6,700,879

Total Liabilities	$1,705,268	$1,254,180	$4,009,615	$6,969,063

Harrison Vickers and Waterman, Inc.
Segment Reporting
June 30, 2014

	Restaurants/ Tavern	Commercial Lending	Corporate overhead	Total
Net Revenues	$-	$-	$-	$-

Cost of Goods sold	-	-	-	-

Gross Margin	-	-	-	-

Operating Expenses	-	562,101	-	562,101

Other Income (Expense)	-	(2,276)	-	(2,276)

Net Income (loss) before minority interest	-	(564,377)	-	(564,377)

Minority interest	-	-	-	-

Net Income	-	(564,377)	-	(564,377)

Total Current assets	-	1,470,361	-	1,470,361

Total Assets	-	1,470,361	-	1,470,361

Total Liabilities	$-	$1,644,909	$-	$1,644,909

Note 19 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the consolidated financial statements were issued to determine if they must be reported.  Here is the subsequent event:

On July 29, 2015, we issued a convertible note payable for $80,000 with a two year maturity at an interest rate of ten percent per annum. We also issued a warrant to purchase up to 64,000 shares of our common stock at a price of $.0025 with an expiration date of June 29, 2022.

On August 18, 2015, we filed a DEF 14C report whereas the Company obtained the approval by written consent of one shareholders that has 85.4% of the voting power of the Company as well as the Board of Directors to amend the Company’s Articles of Incorporation to (1) increase the Company’s authorized shares of common stock from 2,000,000,000 to 7,500,000,000, (2) change the name of the Company to Attitude Beer, Inc. and (3) to adopt the 2015 Stock Incentive Plan. Effective date will be September 8, 2015.