Form 10-Q
period 2015-09-30
HARRISON VICKERS & WATERMAN INC
filed 2015-11-16
CIK 1472847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the six months period ended September 30, 2015

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 333-162072

HARRISON VICKERS AND WATERMAN INC.
(Exact name of registrant as specified in its charter)

Nevada	26-2883037
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11231 U.S. Highway 1, #201 North Palm Beach, FL 33408
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

Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).

Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐ No  ☒

As of November 16, 2015, there were 126,337,367 shares of common stock, $0.0001 par value, of the registrant issued and outstanding.

Harrison, Vickers and Waterman Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2015	June 30, 2015
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$152,372	$226,088
Receivable from Attitude Drinks, Incorporated	231,157	131,423
Real estate loans receivable	-	950,000
Inventories	75,079	81,049
Prepaid expenses	31,988	44,192
TOTAL CURRENT ASSETS	490,596	1,432,752

FIXED ASSETS, NET	927,604	962,470

OTHER ASSETS:
Goodwill	4,038,945	4,038,945
Capitalized pre-opening costs - World of Beer	193,586	198,823
Investment in World of Beer franchise development	40,000	-
Deferred financing costs	58,503	67,889
Deposits	3,740	-
TOTAL OTHER ASSETS	4,334,774	4,305,657

TOTAL ASSETS	$5,752,974	$6,700,879

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$128,417	$367,974
Accrued liabilities	473,783	175,000
Derivative liabilities	11,190,307	4,237,890
Real estate loan payable	-	950,000
Convertible notes payable	-	144,699
Loans payable to minority owners	51,285	-
TOTAL CURRENT LIABILITIES	11,843,792	5,875,563

LONG TERM LIABILITIES:
Convertible notes payable	593,476	210,522
Minority interest	836,888	883,009
TOTAL LONG TERM LIABILITES	1,430,364	1,093,531

STOCKHOLDERS' (DEFICIT):
Preferred stock par value $0.0001: 1,000,000 shares authorized:
Series A 8% convertible preferred stock par value $0.0001 per share: stated value of $1,000 per share; 100,000 shares issued and outstanding at September 30, 2015 and June 30, 2015	10	10
Series B convertible preferred stock par value $0.0001 per share: stated value of $1,000 per share; 51 shares issued and outstanding at September 30, 2015 and June 30, 2015	-	-
Common stock, par value $0.0001, 7,500,000,000 shares authorized and 126,337,367 shares issued and outstanding at September 30, 2015 and June 30, 2015	12,634	12,634
Additional paid-in capital	1,667,868	1,667,868
Deficit accumulated	(9,201,694)	(1,948,727)
TOTAL STOCKHOLDERS' (DEFICIT)	(7,521,182)	(268,215)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$5,752,974	$6,700,879

See accompanying notes to condensed consolidated financial statements

Harrison, Vickers and Waterman Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

	Three	Three
	Months Ended	Months Ended
	September 30,	September 30,
	2015	2014
	(unaudited)	(unaudited)
REVENUES:
Net revenues - World of Beer	$817,833	$-
Food and beverage costs - World of Beer	(233,983)	-
GROSS PROFIT	583,850	-

Real Estate Loans:
Interest income earned	-	44,100
Interest expense incurred	-	(44,100)
GROSS PROFIT	-	-

TOTAL GROSS PROFIT	583,850	-

OPERATING EXPENSES:
Administrative salaries, taxes and employee benefits	-	37,500
World of Beer other expenses	251,526	-
World of Beer labor costs	247,142	-
Other general and administrative expenses	12,527	2,861
Administrative professional and legal fees	25,900	12,000
Depreciation and amortization	49,488	-
Total Operating Expenses	586,583	52,361

LOSS FROM OPERATIONS	(2,733)	(52,361)

OTHER INCOME (EXPENSE):
Interest and other financing costs	(357,789)	(1,394)
Change in fair market value of derivative liability	(6,719,460)	-
Derivative expense	(152,957)	-
Total Other Income (Expense)	(7,230,206)	(1,394)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(7,232,939)	(53,755)
Minority interest	(20,027)	-
Provision for income taxes	-	-

NET INCOME (LOSS)	$(7,252,966)	$(53,755)

Basic income (loss) per common share	$(0.06)	$-

Diluted income (loss) per common share	$(0.06)	$-

Weighted average common shares outstanding-basic	126,337,367	124,337,367

Weighted average common shares outstanding-dilted	126,337,367	124,337,367

See accompanying notes to consolidated financial statements

Harrison, Vickers and Waterman Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2015	2014
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(7,252,966)	$(53,755)
Adjustment to reconcile net (loss)/income to net cash used in operating activities:
Depreciation and amortization	49,488	-
Derivative expense	152,957	-
Fair value adjustment of convertible notes	6,719,460	-
Amortization of debt discount	283,873	-
Minority interest	20,027	-
Changes in operating assets and liabilities:
Accounts receivable	(100,748)	-
Prepaid expenses and other assets	9,478	-
Inventories	5,970	-
Accounts payable and accrued liabilities	64,893	53,395
Net cash provided/(used) in operating activities	(47,568)	(360)

CASH FLOWS FROM INVESTING ACTIVITIES:
Dividends to World of Beer minority owners	(66,148)	-
Investment in World of Beer franchise	(40,000)	-
Net cash (used) in investing activities	(106,148)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	80,000	-
Net cash provided by financing activities	80,000	-

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(73,716)	(360)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	226,088	361

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$152,372	$1

See accompanying notes to condensed consolidated financial statements

Harrison, Vickers and Waterman Inc. and Subsidiaries

September 30, 2015

Notes to the Consolidated Financial Statements

(Unaudited)

Note 1 – Organization, Basis of Presentation and Significant Accounting Policies

(a) Organization

We were incorporated on June 5, 2008, under the laws of the State of Nevada under the name Sharp Performance Inc. From inception until September 2013, our business focus was on the provision of consulting services to the American automotive industry. On October 24, 2013, we changed our name to Harrison, Vickers & Waterman Inc. in conjunction with the change in our business focus. In connection with our shift to a new business focus on August 18, 2015, we filed a Definitive Information statement with the Securities and Exchange Commission to change our name to Attitude Beer, Inc., and we expect to file the Certificate of Amendment to our Certificate of Incorporation to effectuate the name change in the latter part of 2015.

Change in Business Model

Through our wholly owned subsidiary, Attitude Beer Holding Co., a Delaware corporation (“ABH”), we are an owner of a 51% interest in a World of Beer franchise tavern and restaurant located in West Hartford Connecticut. In December 2014, ABH entered into a joint venture (the “JV”) with New England World of Beer (“NEWOB”) and together opened a 4,000 sq. foot tavern in West Hartford, Connecticut (“West Hartford WOB”) that sells a selection of over 500 craft and imported beers along with tavern food and other spirits and cocktails. New England World of Beer holds franchise rights for all of Connecticut and Massachusetts. Similar taverns are currently open in 20 states, namely AL, AZ, CO, CT, FL, GA, IL, LA, MD, MI, NC, NJ, NY, OH, SC, TN, TX, VA, WA and WI. Our joint venture partner, NEWOB, operates and manages this location. NEWOB acquired exclusive rights from World of Beer Franchising Inc to develop World of Beer franchise taverns and restaurants in the State of Connecticut and the greater Boston area. Through our agreement with NEWOB, we have the right, but are not obligated, to participate in the development of new franchises. As NEWOB has franchise rights with the World of Beer Franchising, Inc. in Tampa, Florida (“franchisor”), we expect to develop other franchise locations in these exclusive territories.

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

References in this Report to “company”, “we”, “us”, and “our” refer to the business of Harrison Vickers and Waterman, Inc. and our subsidiaries.

In September 2013, we shifted our focus to the commercial real estate industry and on September 6, 2013, we purchased from Harrison Vickers and Waterman LLC (“LLC”) certain real estate loans. As of September 30, 2015, we no\longer own any real estate loans, and therefore commercial loans will no longer be part of our future business. Our main segment of business will be the development and operations of World of Beer franchise locations.

(b) Basis of Presentation/Going Concern

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

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Article 8 of Regulation S-X. The unaudited interim consolidated financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended June 30, 2015 and notes thereto contained in the information filed as part of the Company’s Annual Report on Form 10-K filed with the SEC on September 15, 2015.

The Company elected June 30th as its fiscal year end date upon its formation.

(c) Use of Estimates

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

The Company applies the guidance of Topic 810 “Consolidation” of the FASB Accounting Standards Codification ("ASC") to determine whether and how to consolidate another entity.  Pursuant to ASC Paragraph 810-10-15-10 all majority-owned subsidiaries—all entities in which a parent has a controlling financial interest—shall be consolidated except (1) when control does not rest with the parent, the majority owner; (2) if the parent is a broker-dealer within the scope of Topic 940, and control is likely to be temporary; (3) consolidation by an investment company within the scope of Topic 946 of a non-investment-company investee. Pursuant to ASC Paragraph 810-10-15-8, the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation.  The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree. The Company consolidates all less-than-majority-owned subsidiaries, if any, in which the parent’s power to control exists.

The Company's consolidated subsidiaries and/or entities are as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable)	Attributable interest
Attitude Beer Holding Co.	The State of Delaware	April 21, 2015 (acquisition date)	100%
West Hartford WOB LLC	The State of Florida	April 21, 2015 (acquisition date0	51%

The consolidated financial statements of the Company include all accounts of the Company and its wholly owned subsidiary, Attitude Beer Holding Co. Attitude Beer Holding Co. also owns 51% of the World of Beer location in West Hartford, Connecticut which is also consolidated into the overall results. ..All intercompany balances and transactions have been eliminated, and minority interest eliminations and consolidation adjustments have been made.

(d) Fair Value of Financial Instruments

The Company follows paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments and paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP) and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, real estate loans receivable and accrued expenses, approximate their fair values because of the short maturity of these instruments.

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

(e) Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

(f) Derivative Instruments

The Company evaluates its convertible debt, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with Paragraph 810-10-05-4 of the Codification and Paragraph 815-40-25 of the Codification. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statements of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date, and then that fair value is reclassified to equity.

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

(g) Related Parties

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

(h) Commitment and Contingencies

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

(i) Revenue Recognition

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

(j) Deferred Tax Assets and Income Tax Provision

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

(k) Tax years that remain subject to examination by major tax jurisdictions

The Company discloses tax years that remain subject to examination by major tax jurisdictions pursuant to the ASC Paragraph 740-10-50-15.

(l) Earnings per Share

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

There were 2,927,138,478 potentially outstanding dilutive common shares for the reporting period ended September 30, 2015.

(m) Cash Flows Reporting

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

(n) Subsequent Events

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

(o) Recently Issued Accounting Pronouncements

In May 2014, the FASB issued the FASB Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). This guidance amends the existing FASB Accounting Standards Codification, creating a new Topic 606, Revenue from Contracts with Customer. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

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

In August, 2014, the Financial Accounting Standards Board issued an ASU that contained guidance for the disclosure of uncertainties about an entity’s ability to continue as a going concern. There is no impact on the Company through the adoption of this update as the Company has always provided such required disclosures on doubt about the entity’s ability to continue as a going concern for one year from the date of completion of the audit.

In November, 2014, the Financial Accounting Standards Board issued an ASU that contained guidance about derivatives and hedging and determining whether the host contract in a hybrid financial instrument issued in the form of a share is more akin to debt or to equity. There are predominantly two methods used in current practice by issuers and investors in evaluating whether the nature of the host contract within a hybrid instrument issued in the form of a share is more akin to debt or to equity. This ASU is to eliminate the use of different methods in practice. As the Company utilizes the services of an outside professional specialty firm for such valuations, the Company believes there is no change needed for this update.

In February, 2015, the Financial Accounting Standards Board issued an ASU that contained guidance about Consolidation (Topic 810) and amendments to the consolidation analysis. These provisions provide amendments to limited partnerships and similar legal entities. As ABH owns the 51% majority of the World of Beer location in West Hartford which is an LLC corporation, the Company believes there is no change needed for this update.

Note 2 – Going Concern

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

Note 3- Receivable from Attitude Drinks Incorporated

Attitude Drinks Incorporated is the majority owner of the Company.  Occasionally, cash is forwarded to and from the entities, and a receivable/payable balance is established. As of the report date, the Company had a receivable of $231,157 that is due from Attitude Drinks Incorporated.

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

The Note is secured by a Pledge Agreement whereby the proceeds of the Loans are pledged as security for the repayment of the Note. During the interim period ended December 31, 2013, the Company received payment on and paid down $330,000 of the Loans. The $550,000 loan was reduced to $400,000 during the year ended June 30, 2014 with a corresponding reduction in the promissory note payable. The balance of $400,000 is being disputed by the property owner, but the Company is fully insured by Title Insurance for this amount.

On February 10, 2015, the note for $520,000 was fully repaid. On September 30, 2015, the Company entered into a satisfaction and release agreement with Harrison, Vickers and Waterman LLC whereas the Company returned to the LLC the assets that were previously acquired from the LLC in full payment of all obligations owed by the Company to the LLC. As such, both the remaining $950,000 receivable and note payable balances are removed from the Company’s records.

Note 5 – Inventories

Inventories, as estimated by management, currently consist of inventory for the World of Beer franchise location in West Hartford, Connecticut and are stated at the lower of cost on the first in, first-out method or market. The inventory is comprised of the following:

	September 30, 2015	June 30, 2015
	(unaudited)
Bottled and Draft Beer	$40,851	$46,190
Other alcoholic beverages	8,852	11,141
Food items	9,127	11,399
Other Items	16,249	12,319
Total inventories	$75,079	$81,049

Note 6 – Prepaid expenses

Prepaid expenses represent mainly prepaid insurance premiums in the amount of $29,403 that will be written off over the length of the applicable insurance policies.

Note 7 – Property and Equipment

Property and equipment relate to the fixtures at the West Hartford, Connecticut World of Beer location which are as follows:

	September 30,	June 30,
Property Description	2015	2015	Depreciable life
	(unaudited)
Tenant improvement	$489,812	$489,812	20 years
Bar equipment	236,109	236,109	10 years
Communications equipment	88,210	88,210	5 years
Capitalized permitting and fees	46,290	46,290	15 years
Other	162,783	162,783	5-7 years
	1,023,204	1,023,204
Accumulated depreciation	(95,600)	(60,734)
Total net property and equipment	$927,604	$962,470

Depreciation expense recorded for the three months ended September 30, 2015 was $34,866.

Note 8 - Goodwill

Goodwill represents the increase in the consideration paid over the fair value of the assets being acquired by the Company on the acquisition date as set forth in the Statement of Financial Accounting Standard ASC 350 Intangibles- Goodwill and Other and ASC 850 Subsequent Accounting and Disclosure for Goodwill.   In order to fairly value the enterprise, the following assumptions were made for a base case:

a.   The Company would open another three World of Beer franchises, one in late 2015, and the other two would open prior to April 1, 2016;

b.   Operating results would be predicated on 80% of the existing World of Beer location in West Hartford, Connecticut;

c.   Discounted cash flow model through 2022 was used;

d.   15% discount rate was used.

After the base case was quantified, various scenarios using 20% required rate of returns and 75% of operating results were quantified.

After equal weighting of all these scenarios, it was determined that goodwill was worth $4,038,945 as follows:

Value of enterprise	$4,841,801
Add: Negative net equity of company	20,764
Intercompany eliminations	20,665
Less: Incremental debt acquired	(844,285)

Goodwill	$4,038,945

Note 9 – Capitalized Costs

Capitalized costs represent all costs incurred at the West Hartford, Connecticut World of Beer location prior to its opening date. Such costs include:

	September 30,	June 30,
	2015	2014
Description	Amount	Amount
	(unaudited)
Pre-opening labor costs	$66,734	$66,734
Franchise fees	45,000	45,000
Training fees	28,857	28,857
Legal fees	22,615	22,615
Start-up costs	19,557	19,557
Other	25,182	25,182
Accumulated amortization	(14,359)	(9,122)

Total	$193,586	$198,823

Amortization expense recorded for the three months ended September 30, 2015 was $5,237.

Note 10 – Investment in World of Beer franchise development

A payment of $40,000 was made for the first initial deposit required for the future development of the Milford, Connecticut World of Beer franchise location.

Note 11– Deferred Financing Costs

Deferred financing costs represent fees associated with the debt issuance for the merger with Attitude Beer Holding Co. as follows:

	September 30,	June 30,
	2015	2015
	(unaudited)
Legal fees associated with April 21, 2015 merger	$35,000	$35,000
Value of Preferred Series A shares associated with financing	40,089	40,089
Total costs	75,089	75,089
Less amortization	(16,586)	(7,200)
Net deferred assets	$58,503	$67,889

Amortization expense recorded for the three months ended September 30, 2015 was $9,386.

Note 12- Accrued liabilities

Accrued liabilities consist of the following for September 30, 2015 and June 30, 2015:

	September 30,	June 30,
	2015	2015
	(unaudited)
Accrued payroll and related taxes	$199,051	$175,000
Accrued interest payable	115,424	-
Accrued professional fees	15,400	-
Accrued World of Beer expenses	70,786	-
Accrued lease liability	27,522	-
Other expenses	45,600	-

Total Accrued Liabilities	$473,783	$175,000

Note 13 – Convertible Notes Payable

Convertible Notes payable are as follows:

RECAP ANALYSIS OF ALL CONVERTIBLE NOTES PAYABLE

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015

Outstanding
Face Value
Convertible	Issue		Default	$ Amount	Interest
Note Amounts	Date	Due Date	Yes/No	Past Due	Rate

$36,628	9/1/2013	4/1/2017	No	-	10%
2,500	10/9/2013	4/1/2017	No	-	10%
5,000	10/23/2013	4/1/2017	No	-	10%
5,000	1/31/2014	4/1/2017	No	-	10%
10,000	5/15/2014	4/1/2017	No	-	10%
5,000	5/30/2014	4/1/2017	No	-	10%
25,000	9/24/2014	4/1/2017	No	-	10%
5,000	10/24/2014	4/1/2017	No	-	10%
2,500	3/16/2015	4/1/2017	No	-	10%
2,174,167	4/21/2015	4/21/2017	No	-	10%
13,250	4/27/2015	12/31/2016	No	-	10%
7,500	5/8/2015	12/31/2016	No	-	10%
80,000	7/29/2015	7/29/2017	No	-	10%

$2,371,545				$-

On July 29, 2015, we issued a convertible note payable for $80,000 with a two year maturity at an interest rate of ten percent per annum. We also issued a warrant to purchase up to 64,000 shares of our common stock at a price of $.0025 with an expiration date of June 29, 2022.

Note 14 – Derivative Financial Instruments

The Company’s derivative financial instruments are embedded derivatives associated with the Company’s convertible debentures. The Company’s convertible debentures issued to institutional investors are hybrid instruments which contain an embedded derivative feature which would individually warrant separate accounting as a derivative instrument under Paragraph 815-10-05-4.  The embedded derivative feature includes the conversion feature attached to certain Notes. Pursuant to Paragraph 815-10-05-4, the value of the embedded derivative liability has been bifurcated from the debt host contract and recorded as a derivative liability resulting in a reduction of the initial carrying amount (as unamortized discount) of the notes, which are amortized as debt discount to be presented in other (income) expenses in the statements of operations using the effective interest method over the life of the notes.

The compound embedded derivatives within the notes have been valued using a layered discounted probability-weighted cash flow approach, recorded at fair value at the date of issuance; and marked-to-market at each reporting period end date with changes in fair value recorded in the Company’s statements of operations as “change in the fair value of derivative instrument”.

Summary of Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheets:

Fair Value Measurements at September 30, 2015
		Quoted	Significant
	Total	Prices in	Other	Significant
	Carrying	Active	Observable	Unobservable
	Value at	Markets	Inputs	Inputs
	September 30, 2015	(Level 1)	(Level 2)	(Level 3)
Conversion feature liability	$11,190,307	$-	$-	$11,190,307

Summary of the Changes in Fair Value of Level 3 Financial Liabilities

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended September 30, 2015:

	Fair Value Measurements at September 30, 2015
	Derivative
	liability	Total

Balance, June 30, 2015	$4,237,890	$4,237,890
Purchases, issuances and settlements	232,957	232,957
Total gains or losses (realized/unrealized)	-	-
Included in net (income) loss	6,719,460	6,719,460
Included in other comprehensive income	-	-
Transfers in and/or out of Level 3	-	-
Balance, September 30, 2015	$11,190,307	$11,190,307

Note 15 – Loans payable to minority owners

A total of $51,285 is owed to the 49% owners of the West Hartford, Connecticut World of Beer location. These loans are due on demand and have a 5% interest rate. ABH will be making payments on these loans either via cash flows/profits or dividends as determined by our partners’ directions.

Note 16 – Minority Interest

Attitude Beer Holding Co. which is owned by HVWC owns 51% of West Hartford WOB LLC which owns the World of Beer franchise store in West Hartford, Connecticut. We record 49% minority interest transactions for that venture.

Note 17 – Stockholders’ Deficit

Shares Authorized

Upon formation, the total number of shares of all classes of stock which the Company is authorized to issue is Seventy Five Million (75,000,000) shares of which One Million (1,000,000) shares are Preferred Stock, par value $0.0001 per share, and Seventy Four Million (74,000,000) shares are Common Stock, par value $0.0001 per share.

On October 24, 2013 the Company filed a Certificate of Amendment to amend its Articles of Incorporation (the “Actions”) to: (i) change the name of the Company to Harrison, Vickers & Waterman Inc.; (ii) increase the number of shares of authorized common stock of the Corporation from 74,000,000 to 2,000,000,000 shares; and (iii) effectuate a forward stock split of our common stock at a ratio determined by our Board of Directors of 324.5 for 1.

All shares and per share amounts in the consolidated financial statements have been adjusted to give retroactive effect to the Stock Split and the change in authorized stock.

On August 8, 2015, the Company filed a Definitive Information Statement whereas stockholders’ approval was received to increase the authorized shares of common stock from 2,000,000,000 shares to 7,500,000,000 shares as well as to change the name to Attitude Beer, Inc. We will file the necessary amendment with the state of Nevada in 2015 to effectuate these changes but until then, we are reflecting the increase in authorized shares on the financial statements.

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

Effective September 6, 2013 the Company entered into a Securities Purchase Agreement (the “HVW Agreement”) with HVW Holdings LLC (“HVW”). Pursuant to the Agreement, the Company agreed to sell to HVW an aggregate 32,300 shares of its Series A, 8% Convertible Preferred Stock which pursuant to the terms thereof will be convertible into 32,300,000 shares of the Company’s common stock. The consideration under the HVW Agreement was certain services to be rendered by HVW to the Company pursuant to a management agreement (the “Management Agreement”) entered into between the Company and HVW on September 6, 2013. HVW sold these 32,300 shares to another investor on April 21, 2015.

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

On April 21, 2015, we issued 5,000 new shares of the Series A Convertible Preferred Stock to another investor.

Series B Convertible Preferred Stock

On April 21, 2015, the Company issued 51 shares of Series B Convertible Preferred Stock to Attitude Drinks Incorporated.  At the time, the Company accounted for approximately $1,000,000 in additional paid in capital due to its issuance.  .

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

On April 21, 2015, Attitude Drinks Incorporated purchased 87,990,000 shares of Common Stock from HVW Holdings LLC at a price of $65,000, making this company the majority owner of the Company’s common stock.

Common Stock Warrants

As of September 30, 2015, the Company had a total of 1,832,299,733 warrants which includes the issuance of 64,000 new warrants on July 29, 2015.

Equity Incentive Plan

On October 24, 2013, the Company created the 2013 Equity Incentive Plan (the “2013 Plan.”) The aggregate number of shares of Common stock that may be issued under the Plan shall not exceed five million (5,000,000) shares.

On August 8, 2015, the Company filed a Definitive Information Statement whereas stockholders’ approval was received to approve the 2015 Stock Incentive Plan whereas an aggregate of 600,000,000 shares of our common stock may be issued under this Plan.

No shares have been issued under any plan as of September 30, 2015.

Note 18 – Commitments and Contingencies

Lease of West Hartford, Connecticut World of Beer

Through the December 24, 2014 purchase of 51% of the West Hartford, Connecticut World of Beer property, the lease is for 4,163 square feet and was signed on May 16, 2014 for ten years with the option to extend the lease for two (2) additional periods of five (5) years each. The minimum starting monthly base rent was $10,754 with 3% increases annually. Future minimum rental payments for this lease, based on the current minimum monthly amount of $10,754, as of September 30, 2015, are as follows:

Years ending March 31,	Amount

2016	$65,492
2017	133,196
2018	137,197
2019	141,308
2020	145,552
thereafter	795,933
$1,418,677

Rent expense recorded for the three months ended September 30, 2015 was $44,845.

Note 19 – Subsequent Events

On October 2, 2015, we issued 6,664,820 shares of common stock for the conversion of $9,670 principal and $6,992 accrued interest for the convertible note issued September 1, 2013 at a conversion price of $.0025.

On October 14, 2015, we issued a convertible note payable for $78,000 with a maturity date of October 14, 2017 at an interest rate of ten percent per annum. We also issued a warrant to purchase up to 62,400,000 shares of our common stock at a price of $.0025 with an expiration date of October 14, 2022.

On October 20, 2015, we issued a convertible note payable for $35,000 with a maturity date of October 20, 2017 at an interest rate of ten percent per annum. We also issued a warrant to purchase up to 28,000,000 shares of our common stock at a price of $.0025 with an expiration date of October 20, 2022.

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

This discussion contains forward-looking statements, based on current expectations. All statements regarding future events, our future financial performance and operating results, our business strategy and our financing plans are forward-looking statements and involve risks and uncertainties. In many cases, you can identify forward-looking statements by terminology, such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms and other comparable terminology. These statements are only predictions. Known and unknown risks, uncertainties and other factors could cause our actual results and the timing of events to differ materially from those projected in any forward-looking statements. In evaluating these statements, you should specifically consider various factors, including, but not limited to, those set forth in our Annual Report on Form 10-K for the year ended June 30, 2015 and in this report.

General

Our Company

Since September 2013 until recently, we were primarily engaged in the business of making commercial secured real estate loans. Our business model until the ABH acquisition was solely focused upon making commercial secured real estate loans under advantageous and risk adverse terms. We no longer will be involved in the commercial secured real estate loans as we will devote our total efforts in the development and operations of World of Beer franchises.

On April 21, 2015, we commenced operations in a new line of business, the ownership of World of Beer taverns that serve craft and imported beer along with food and other spirits. ABH currently owns in a joint venture, an interest in one World of Beer tavern located in West Hartford, Connecticut and just started construction of a second World of Beer Tavern in Milford, Connecticut and just signed a lease agreement to build a World of Beer in Cambridge, Massachusetts. ABH also has a two year option to own 51% of the World of Beer franchise in Stamford, Connecticut which has not been exercised. World of Beer began as a neighborhood tavern and has grown to close to 80 locations in 20 states.

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

History and Other Information

We were incorporated on June 5, 2008, under the laws of the State of Nevada under the name of Sharp Performance Inc. From inception until September 2013, our business focus was on the provision of consulting services to the American automobile industry. On October 24, 2013, we changed our name to Harrison, Vickers and Waterman Inc. in conjunction with the change in our business focus. As we have now changed our business only to the development and operations of World of Beer franchises, we recently filed a Definitive Statement to change our name to Attitude Beer, Inc. which we expect to file the Certificate of Amendment to our Certificate of Incorporation to effectuate the name change in the latter part of 2015.

Our mailing address is 11231 U.S. Highway 1, #201, North Palm Beach, FL 33408. Our telephone number is (561) 227-2727. Our fiscal year end is June 30 th.

Plan of Operations

We are continuing to seek other sources of financing to develop our business plan, implement our sales and marketing plan and to meet other operational expense requirements and to find and develop new World of Beer locations. Historically, we have had to rely on convertible debt financings to cover operating costs. Based on the available cash, we have no assurance that we will be able to obtain additional funding to sustain our operations. If we do not obtain additional funding, we may need to cease operations until we do so and, in that event, may consider a sale of our interest in the World of Beer locations if we do not continue to obtain the proper financing for our needs. However, certain of our convertible debt obligations for $2,371,545 are secured by our assets. Failure to fulfill our obligations under these notes and related agreements could lead to the loss of these assets, which would be detrimental to our operations.

We will consider equity and/or convertible debt financings, either or both of a private sale or a registered public offering of our common stock; however, at this time and with the current economy, it seems unlikely that we can obtain an underwriter.

This discussion and analysis of our consolidated financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles that are generally accepted in the United States of America.

Results of Operations for the Three Months Ended September 30, 2015 As Compared to September 30, 2014

Commensurate with the change in business model described, under “General” above, the Company generated $838,683 in gross revenues for the three months ended September 30, 2015. These are revenues associated with the operations of the West Hartford World of Beer location. There are no comparable figures for the three months ended September 30, 2014 as the West Hartford World of Beer location was not open at that time.

Administrative Salaries, taxes and employee benefits were zero for the three months ended September 30, 2015 as compared to $37,500 for the prior year. There are no corporate employees in 2015 as Attitude Drinks Incorporated’s employees provide all needed management services for the Company.

General and administrative expenses increased $9,666 mainly due to the creation of a new website and increased filing fees in 2015.

Professional fees increased $13,900 for the three months period ended September 30, 2015 versus September 30, 2014, primarily due to increased accounting and legal fees incurred in 2015.

Liquidity and Capital Resources

Our ability to continue as a going concern will be dependent upon us receiving additional third party financings to build our new World of Beer franchises and to fund our business at least throughout the next twelve months in our new fiscal year.  Ultimately, our ability to continue is dependent upon the achievement of profitable operations.  There is no assurance that further funding will be available at acceptable terms, if at all, or that we will be able to achieve profitability.  These conditions raise substantial doubt about our ability to continue as a going concern.  The accompanying financial statements do not reflect any adjustments that may result from the outcome of this uncertainty.

External Debt Financing:

On July 29, 2015, we issued a convertible note payable to Alpha Capital Anstalt in which we received $80,000.

Proceeds of $40,000 from the above financing were used for payments on the new Milford, Connecticut World of Beer location, and the rest was used for working capital purposes.

The foregoing securities were issued in reliance upon an exemption from registration under Section 4(a)(2) and/or Regulation D of the Securities Act of 1933, as amended. All of the investors were accredited investors and/or had preexisting relationships with the Company, there was no general solicitation or advertising in connection with the offer or sale of securities, and the securities were issued with a restricted legend.

Our cash balance at September 30, 2015 was $152,372, a decrease of $73,716 from June 30, 2015, mainly due to slower summer vacation activities

We have limited capital resources, as, among other things, we have a limited operating history. We have generated reasonable revenues to date, but we may not be able to generate sufficient revenues to become profitable in the future.

The report of our independent registered public accounting firm on our financial statements for the fiscal year ended June 30, 2015 contains an explanatory paragraph regarding our ability to continue as a going concern based on our history of net losses since our inception.

We do not believe that we have sufficient funds on hand to fully implement our business operations or to meet our cash obligations for the next 12-month period. As a result, we may need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of convertible debt financing. At this time, we cannot provide investors with any assurance that we will be able to generate sufficient funding from the sale of our common stock or through issuance of debt to meet our obligations over the next 12 months. We do have Additional Investment Rights from two accredited investors for a total of $5,000,000 to be used for the development of new World of Beer franchise locations, but there is no assurance that these investors will provide financings for these ventures.

We do not anticipate the need to hire corporate employees over the next 12 months as Attitude Drinks Incorporated’s employees are providing their services for the operations and management of the Company.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

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

We may not be profitable.

We expect to incur operating losses for the foreseeable future. For the three months ended September, 2015, we had a net operating loss of $2,733 as compared to a net operating loss of $52,361 for the three months ended September 30, 2014. Our ability to become profitable depends on our ability to have successful operations and generate and sustain revenues, while maintaining reasonable expense levels, all of which are uncertain in light of our limited operating history in our current line of business and our beginning of our new food and beverage line of business.

Our auditors have substantial doubt about our ability to continue as a going concern.

Our auditors’ report reflects the fact that the ability of our Company to continue as a going concern and expresses substantial doubt about our ability to continue as a going concern. This substantial doubt is due to our lack of committed funding and lack of revenue. Our consolidated financial statements reported a net loss of ($7,252,966) for the three months ended September 30, 2015 which includes a change in the fair market value of our derivative liabilities for $6,719,460. If we are unable to continue as a going concern, you will lose your investment. You should not invest in us unless you can afford to lose your entire investment. See the notes to our Financial Statements.

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

We evaluate the useful lives of our intangible assets to determine if they are definite or indefinite-lived. Reaching a determination on useful life requires significant judgments and assumptions regarding the future effects of obsolescence, demand, competition, other economic factors (such as the stability of the industry, legislative action that results in an uncertain or changing regulatory environment, and expected changes in distribution channels), the level of required maintenance expenditures and the expected lives of other related groups of assets.

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

Our Chief Executive Officer, Roy Warren, and our Chief Financial Officer, Tommy Kee, hold the same roles at Attitude Drinks, Incorporated, another publicly traded company that is the majority owner of Harrison, Vickers and Waterman, Inc. As a result of this other obligation, there is a substantial risk that  both Mr. Warren and Mr. Kee may not devote as much time as is necessary to our operations, which may harm our business and operating results.

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

We have no committed source of financing. Wherever possible, our Board of Directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of shares of our stock. As of the date of this Report, we have 7,500,000,000 authorized shares of common stock of which 126,337,367 are currently outstanding. We also have 1,000,000 shares of preferred stock authorized of which 100,000 shares have been designated as Series A Convertible Preferred Stock and 100,000 shares are outstanding and maybe converted into 100,000,000 shares of common stock. We also have designated and issued 51 shares of Series B Convertible Preferred Stock that may be converted into 51,000 shares of common stock. Our Board of directors has authority, without action or vote of the shareholders, to issue all or part of the remaining authorized but unissued common shares. The preferred shares are subject to certain rights of the holders of the Series A and B Convertible Preferred Stock and may also be issued without the vote of the common stockholders. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders and may further dilute common stock book value. Such dilution may be substantial. Such issuances may also serve to enhance existing management’s ability to maintain control of the Company because the shares may be issued to parties or entities committed to supporting existing management.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e)). Based upon that evaluation, our principal executive officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our Principal Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

Inherent Limitations of Internal Controls

Our Principal Executive Officer and Principal Financial Officer do not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 29, 2015, we issued a convertible note payable for $80,000 with a two year maturity at an interest rate of ten percent per annum. We also issued a warrant to purchase up to 64,000 shares of our common stock at a price of $.0025 with an expiration date of June 29, 2022.

The foregoing securities were issued in reliance upon an exemption from registration under Section 4(a)(2) and/or Regulation D of the Securities Act of 1933, as amended. All of the investors were accredited investors and/or had preexisting relationships with the Company, there was no general solicitation or advertising in connection with the offer or sale of securities and the securities were issued with a restrictive legend.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon securities

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBIT INDEX

Exhibit		Incorporated	Filed
No.	Documents Description	By Reference	Herewith
3.1	Articles of Incorporation	(1)
3.2	Bylaws	(1)
10.1	Specimen Common Stock Certificate	(1)
10.1A	Form of Subscription Agreement	(2)
10.2	LLC Contribution Agreement	(1)
10.3	Management Agreement with HVW Holdings LLC	(3)
10.4	Securities Purchase Agreement wth HVW Holdings LLC	(3)
10.5	Certficate of Designation of Rights and Preferences for Series A 8% Convertible Preferred Stock	(4)
10.6	Certificate of Amendment	(5)
10.7	2013 Equity Incentive Plan	(5)
10.8	Certificate of Designation of Series B Convertible Preferred Stock	(6)
10.9	A Warrant issued to Alpha Capital Anstalt	(6)
10.10	A Warrant issued to Tarpon Bay Partners LLC	(6)
10.11	B Warrant issued to Attitude Drinks Incorporated	(6)
10.12	Secured Convertible Note due 2017 issued to Alpha Capital Anstalt	(6)
10.13	Secured Convertible Note due 2017 issued to Tarpon Bay Partners LLC	(6)
10.14	Additional Investment Right issued to Alpha Capital Anstalt	(6)
10.15	Additional Investment Right issued to Tarpon Bay Partners LLC	(6)
10.16	Asset Purchase Agreement	(6)
10.17	Stock Pledge Agreement	(6)
10.18	Guaranty - Attitude Beer Holding Co.	(6)
10.19	Guaranty - Attitude Drinks Incorporated	(6)
10.20	Purchase Agreement - Alpha Capital Anstalt	(6)

10.21	Purchase Agreement - Attitude Drinks Incorporated	(6)
10.22	Milford Operating Agreement	(7)
10.23	Note issued to Alpha Capital Anstalt on July 29, 2015	(7)
10.24	Warrant to Alpha Capital Anstalt issued on July 29, 2015	(7)
10.25	Convertible Note and Warrant issued to Alpha Capital Anstalt on October 14, 2015		X
10.26	Convertible Note and Warrant issued to Tarpon Bay Partners on October 20, 2015		X
10.27	Cambridge Operating Agreement		X
21.1	Subsidiary of Registrant
(31)(i)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
(31)(ii)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
(32)(1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X
101.INS	XBRL Instance Document		X
101.SCH	XBRL Taxonomy Extension Schema Document		X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document		X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document		X
101.LAB	XBRL Taxonomy Extension Label Linkbase		X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase		X

(1) previously filed with Registration Statement on Form S-1 on September 23, 2009 (File No. 333-162072)

(2) previously filed with Registration Statement on Form S-1/A on March 12, 2010 (File No. 333-162072)

(3) previously filed as an exhibit on Form 8-K on September 6, 2013 (SEC Accession No. 0001078782-13-001812)

(4) previously filed as an exhibit on Form 8-K on September 18, 2013 (SEC Accession No. 0001078782-13-001871)

(5) previously filed as an exihibit on Form 8-K on October 25, 2013 (SEC Accession No. 0001078782-13-002087)

(6) previously filed as an exhibit on Form 8-K on April 27, 2015 (SEC Accession No. 0001144204-15-025280)

(7) previously filed as an exhibit on Form 10-K on September 9, 2015 (SEC Accession No. 0001078782-15-0001462)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATTITUDE DRINKS INCORPORATED
(Registrant)
Date: November 16, 2015

/S/Roy G. Warren
Roy G. Warren
President and Chief Executive Officer

/S/Tommy E. Kee
Tommy E. Kee
Chief Financial Officer and Principal Accounting Officer

