Form 10-Q
period 2015-12-31
HARRISON VICKERS & WATERMAN INC
filed 2016-02-16
CIK 1472847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the six months period ended December 31, 2015

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

Yes ☐ No ☒

As of February 12, 2016, there were 126,337,367 shares of common stock, $0.0001 par value, of the registrant’s issued and outstanding common shares.

Harrison, Vickers and Waterman Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2015	June 30, 2015
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$66,414	$226,088
Receivable from Attitude Drinks, Incorporated	273,660	131,423
Real estate loans receivable	-	950,000
Inventories	76,226	81,049
Prepaid expenses	19,425	44,192
TOTAL CURRENT ASSETS	435,725	1,432,752

FIXED ASSETS, NET	893,224	962,470

OTHER ASSETS:
Goodwill	4,038,945	4,038,945
Capitalized pre-opening costs - World of Beer	188,349	198,823
Investment in World of Beer franchise development	553,000	-
Deferred financing costs	49,117	67,889
Deposits	3,740	-
TOTAL OTHER ASSETS	4,833,151	4,305,657

TOTAL ASSETS	$6,162,100	$6,700,879

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$183,000	$367,974
Accrued liabilities	445,091	175,000
Derivative liabilities	5,746,209	4,237,890
Real estate loan payable	-	950,000
Convertible notes payable	-	144,699
Loans payable to minority owners	51,910	-
TOTAL CURRENT LIABILITIES	6,426,210	5,875,563

LONG TERM LIABILITIES:
Convertible notes payable	911,536	210,522
Minority interest	802,739	883,009
TOTAL LONG TERM LIABILITES	1,714,275	1,093,531

STOCKHOLDERS' (DEFICIT):
Preferred stock par value $0.0001: 1,000,000 shares authorized:
Series A 8% convertible preferred stock par value $0.0001 per share: stated value of $1,000 per share; 100,000 shares issued and outstanding at December 31, 2015 and June 30, 2015	10	10
Series B convertible preferred stock par value $0.0001 per share: stated value of $1,000 per share; 51 shares issued and outstanding at December 31, 2015 and June 30, 2015	-	-
Common stock, par value $0.0001, 7,500,000,000 shares authorized and 133,002,187 and 126,337,367 shares issued and outstanding at December 31, 2015 and June 30, 2015 respectively	13,300	12,634
Stock subscription receivable	(100,000)	-
Additional paid-in capital	1,750,512	1,667,868
Deficit accumulated	(3,642,207)	(1,948,727)
TOTAL STOCKHOLDERS' (DEFICIT)	(1,978,385)	(268,215)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$6,162,100	$6,700,879

See accompanying notes to condensed consolidated financial statements

Harrison, Vickers and Waterman Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

	Three	Three	Six	Six
	Months Ended	Months Ended	Months Ended	Months Ended
	December 31,	December 31,	December 31,	December 31,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES:
Net revenues - World of Beer	$772,936	$-	$1,590,769	$-
Food and beverage costs - World of Beer	(216,647)	-	(450,630)	-
GROSS PROFIT	556,289	-	1,140,139	-

Real Estate Loans:
Interest income earned	-	44,100	-	88,200
Interest expense incurred	-	(44,100)	-	(88,200)
GROSS PROFIT	-	-	-	-

TOTAL GROSS PROFIT	556,289	-	1,140,139	-

OPERATING EXPENSES:
Administrative salaries, taxes and employee benefits	-	37,500	-	75,000
World of Beer other expenses	308,344	-	559,870	-
World of Beer labor costs	220,514	-	467,656	-
Other general and administrative expenses	37,193	24,034	49,720	26,895
Administrative professional and legal fees	17,285	22,500	43,185	34,500
Depreciation and amortization	30,716	-	80,204	-
Total Operating Expenses	614,052	84,034	1,200,635	136,395

LOSS FROM OPERATIONS	(57,763)	(84,034)	(60,496)	(136,395)

OTHER INCOME (EXPENSE):
Interest and other financing costs	(415,687)	(11,565)	(773,476)	(12,959)
Change in fair market value of derivative liability	8,099,496	3,708	1,380,036	3,708
Loss on extinguishment of debt	(66,648)	-	(66,648)	-
Derivative expense	(2,007,399)	(18,526)	(2,160,356)	(18,526)
Total Other Income (Expense)	5,609,762	(26,383)	(1,620,444)	(27,777)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	5,551,999	(110,417)	(1,680,940)	(164,172)
Minority interest	7,487	-	(12,540)	-
Provision for income taxes	-	-	-	-

NET INCOME (LOSS)	$5,559,486	$(110,417)	$(1,693,480)	$(164,172)

Basic income (loss) per common share	$0.04	$-	$(0.01)	$-

Diluted income (loss) per common share	$0.03	$-	$(0.01)	$-

Weighted average common shares outstanding-basic	132,929,743	124,986,367	129,633,555	124,986,367

Weighted average common shares outstanding-diluted	172,431,393	124,986,367	129,633,555	124,986,367

See accompanying notes to consolidated financial statements

Harrison, Vickers and Waterman Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Six Months	Six Months
	Ended	Ended
	December 31,	December 31,
	2015	2014
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(1,693,480)	$(164,172)
Adjustment to reconcile net (loss)/income to net cash used in operating activities:
Depreciation and amortization	80,204	-
Amortization of deferred finance costs	18,772	-
Derivative expense	2,160,356	18,526
Fair value adjustment of convertible notes	(1,380,036)	(3,708)
Loss on extinguishment of debt	66,648	-
Amortization of debt discount	611,602	10,982
Minority interest	12,540	-
Changes in operating assets and liabilities:
Receivable from Attitude Drinks Incorporated	(142,237)	-
Prepaid expenses and other assets	21,027	-
Inventories	4,823	-
Accounts payable and accrued liabilities	98,402	108,038
Net cash provided/(used) in operating activities	(141,379)	(30,334)

CASH FLOWS FROM INVESTING ACTIVITIES:
Dividends to World of Beer minority owners	(92,811)	-
Purchase of equipment	(484)	-
Investment in World of Beer franchise	(553,000)	-
Net cash (used) in investing activities	(646,295)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	628,000	30,000
Net cash provided by financing activities	628,000	30,000

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(159,674)	(334)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	226,088	361

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$66,414	$27

See accompanying notes to condensed consolidated financial statements

Harrison, Vickers and Waterman Inc. and Subsidiaries

December 31, 2015

Notes to the Consolidated Financial Statements

(Unaudited)

Note 1 – Organization, Basis of Presentation and Significant Accounting Policies

(a) Organization

We were incorporated on June 5, 2008, under the laws of the State of Nevada under the name Sharp Performance Inc. From inception until September 2013, our business focus was on the provision of consulting services to the American automotive industry. On October 24, 2013, we changed our name to Harrison, Vickers & Waterman Inc. in conjunction with the change in our business focus. In connection with our shift to a new business focus on August 18, 2015, we filed a Definitive Information statement with the Securities and Exchange Commission to change our name to Attitude Beer, Inc., and we expect to file the Certificate of Amendment to our Certificate of Incorporation to effectuate the name change in the first quarter of 2016.

Change in Business Model

Through our wholly owned subsidiary, Attitude Beer Holding Co., a Delaware corporation (“ABH”), we are an owner of a 51% interest in a World of Beer franchise tavern and restaurant located in West Hartford Connecticut. In December 2014, ABH entered into a joint venture (the “JV”) with New England World of Beer (“NEWOB”) and together opened a 4,000 sq. foot tavern in West Hartford, Connecticut (“West Hartford WOB”) that sells a selection of over 500 craft and imported beers along with tavern food and other spirits and cocktails. New England World of Beer holds franchise rights for all of Connecticut and the greater Boston, Massachusetts area. Similar taverns are currently open in 20 states, namely AL, AZ, CO, CT, FL, GA, IL, LA, MD, MI, NC, NJ, NY, OH, SC, TN, TX, VA, WA and WI. Our joint venture partner, NEWOB, operates and manages this location. NEWOB acquired exclusive rights from World of Beer Franchising Inc to develop World of Beer franchise taverns and restaurants in the State of Connecticut and the greater Boston area. Through our agreement with NEWOB, we have the right, but are not obligated, to participate in the development of new franchises. As NEWOB has franchise rights with the World of Beer Franchising, Inc. in Tampa, Florida (“franchisor”), we expect to develop other franchise locations in these exclusive territories.

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

In September 2013, we shifted our focus to the commercial real estate industry and on September 6, 2013, we purchased from Harrison Vickers and Waterman LLC (“LLC”) certain real estate loans. As of September 30, 2015, we no longer own any real estate loans, and therefore commercial loans will no longer be part of our future business. Our main segment of business will be the development and operations of World of Beer franchise locations.

(b) Basis of Presentation/Going Concern

The Management of the Company is responsible for the selection and use of appropriate accounting policies and the appropriateness of accounting policies and their application.  Critical accounting policies and practices are those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The Company’s significant and critical accounting policies and practices are disclosed below as required by generally accepted accounting principles.

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Article 8 of Regulation S-X. The unaudited interim consolidated financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended June 30, 2015 and notes thereto contained in the information filed as part of the Company’s Annual Report on Form 10-K filed with the SEC on September 15, 2015.

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

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimate(s) and assumption(s) affecting the financial statements were:

(i)	Assumption as a going concern: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business.

(ii)	Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the fact that the Company has incurred recurring losses, (b) general economic conditions and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

(iii)	Estimates and assumptions used in valuation of derivative liability and equity instruments: Management estimates the expected term of share options and similar instruments, expected volatility of the Company’s common shares and the method used to estimate it, expected annual rate of quarterly dividends and risk free rate(s) to value derivative liabilities, share options and similar instruments.

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

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate those estimates are adjusted accordingly.

Actual results could differ from those estimates.

The Company applies the guidance of Topic 810 “Consolidation” of the FASB Accounting Standards Codification ("ASC") to determine whether and how to consolidate another entity.  Pursuant to ASC Paragraph 810-10-15-10, all majority-owned subsidiaries—all entities in which a parent has a controlling financial interest—shall be consolidated except (1) when control does not rest with the parent, the majority owner; (2) if the parent is a broker-dealer within the scope of Topic 940, and control is likely to be temporary; (3) consolidation by an investment company within the scope of Topic 946 of a non-investment-company investee. Pursuant to ASC Paragraph 810-10-15-8, the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation.  The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree. The Company consolidates all less-than-majority-owned subsidiaries, if any, in which the parent’s power to control exists.

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

There were 3,788,280,440 potentially outstanding dilutive common shares for the reporting period ended December 31, 2015 although there is a 9.99% limit of the outstanding common shares that can be converted to common shares.

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

Note 3- Receivable from Attitude Drinks Incorporated

Attitude Drinks Incorporated is the majority owner of the Company.  Occasionally, cash is forwarded to and from the entities, and a receivable/payable balance is established. As of the report date, the Company had a receivable of $273,660 that is due from Attitude Drinks Incorporated.

Note 4 – Inventories

Inventories, as estimated by management, currently consist of inventory for the World of Beer franchise location in West Hartford, Connecticut and are stated at the lower of cost on the first in, first-out method or market. The inventory is comprised of the following:

	December 31, 2015	June 30, 2015
	(unaudited)
Bottled and Draft Beer	$42,811	$46,190
Other alcoholic beverages	17,755	11,141
Food items	9,132	11,399
Other Items	6,528	12,319
Total inventories	$76,226	$81,049

Note 5 – Prepaid expenses

Prepaid expenses represent mainly prepaid insurance premiums in the amount of $18,377 that will be written off over the length of the applicable insurance policies.

Note 6 – Property and Equipment

Property and equipment relate to the fixtures at the West Hartford, Connecticut World of Beer location which are as follows:

	December 31,	June 30,
Property Description	2015	2015	Depreciable life
	(unaudited)
Tenant improvement	$489,812	$489,812	20 years
Bar equipment	236,109	236,109	10 years
Communications equipment	88,210	88,210	5 years
Capitalized permitting and fees	46,290	46,290	15 years
Other	163,267	162,783	5-7 years
	1,023,688	1,023,204
Accumulated depreciation	(130,464)	(60,734)
Total net property and equipment	$893,224	$962,470

Depreciation expense recorded for the six months ended December 31, 2015 was $69,730.

Note 7 - Goodwill

Goodwill represents the increase in the consideration paid over the fair value of the assets being acquired by the Company on the acquisition date as set forth in the Statement of Financial Accounting Standard ASC 350 Intangibles- Goodwill and Other and ASC 850 Subsequent Accounting and Disclosure for Goodwill.   In order to fairly value the enterprise, the following assumptions were made for a base case:

a.    The Company would open another three World of Beer franchises, two in early 2016, and the other one would open prior to June 30, 2016;

b.    Operating results would be predicated on 80% of the existing World of Beer location in West Hartford, Connecticut;

c.    Discounted cash flow model through 2022 was used;

d.    15% discount rate was used.

After the base case was quantified, various scenarios using 20% required rate of returns and 75% of operating results were quantified.

After equal weighting of all these scenarios, it was determined that goodwill was worth $4,038,945 as follows:

Value of enterprise	$4,841,801
Add: Negative net equity of company	20,764
Intercompany eliminations	20,665
Less: Incremental debt acquired	(844,285)

Goodwill	$4,038,945

Note 8 – Capitalized Costs

Capitalized costs represent all costs incurred at the West Hartford, Connecticut World of Beer location prior to its opening date. Such costs include:

	December 31,	June 30,
	2015	2014
Description	Amount	Amount
	(unaudited)
Pre-opening labor costs	$66,734	$66,734
Franchise fees	45,000	45,000
Training fees	28,857	28,857
Legal fees	22,615	22,615
Start-up costs	19,557	19,557
Other	25,181	25,182
Accumulated amortization	(19,595)	(9,122)

Total	$188,349	$198,823

Amortization expense recorded for the six months ended December 31, 2015 was $10,473.

Note 9 – Investment in World of Beer franchise development

Milford, Connecticut

Total payments of $328,000 were made for the future development of the Milford, Connecticut World of Beer franchise location. Additional investments for this location will be made in 2016 for the eventual opening sometime in spring 2016.

Cambridge, Massachusetts

On November 20, 2015, we paid $225,000 towards the developments costs of the Cambridge, Massachusetts World of Beer location. As with Milford, additional investments for this location will be made in 2016 for the eventual opening sometime in spring 2016.

Note 10– Deferred Financing Costs

Deferred financing costs represent fees associated with the debt issuance for the merger with Attitude Beer Holding Co. as follows:

	December 31,	June 30,
	2015	2015
	(unaudited)
Legal fees associated with April 21, 2015 merger	$35,000	$35,000
Value of Preferred Series A shares associated with financing	40,089	40,089
Total costs	75,089	75,089
Less amortization	(25,972)	(7,200)
Net deferred assets	$49,117	$67,889

Amortization expense recorded for the six months ended December 31, 2015 was $18,772.

Note 11- Accrued liabilities

Accrued liabilities consist of the following for December 31, 2015 and June 30, 2015:

	December 31,	June 30,
	2015	2015
	(unaudited)
Accrued payroll and related taxes	$185,153	$175,000
Accrued interest payable	176,709	-
Accrued professional fees	17,800	-
Accrued World of Beer expenses	14,644	-
Accrued personal property taxes	24,000	-
Accrued lease liability	26,785	-
Total Accrued Liabilities	$445,091	$175,000

Note 12 – Derivative Financial Instruments

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

Summary of Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheets:

Fair Value Measurements at December 31, 2015
		Quoted	Significant
	Total	Prices in	Other	Significant
	Carrying	Active	Observable	Unobservable
	Value at	Markets	Inputs	Inputs
	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Conversion feature liability	$5,746,209	$-	$-	$5,746,209

Summary of the Changes in Fair Value of Level 3 Financial Liabilities

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended December 31, 2015:

	Fair Value Measurements at December 31, 2015
	Derivative
	liability	Total

Balance, June 30, 2015	$4,237,890	$4,237,890
Purchases, issuances and settlements	(652,037)	(652,037)
Total gans or losses (realized/unrealized)
Included in net (income) loss	2,160,356	2,160,356
Included in other comprehensive income
Transfers in and/or out of Level 3
Balance, December 31, 2015	$5,746,209	$5,746,209

Note 13 – Convertible Notes Payable

Convertible Notes payable are as follows:

	RECAP ANALYSIS OF ALL CONVERTIBLE NOTES PAYABLE
	FOR THE SIX MONTHS ENDED DECEMBERE 31, 2015

Outstanding
Face Value
Convertible	Issue		Default	$ Amount	Interest
Note Amounts	Date	Due Date	Yes/No	Past Due	Rate

$24,358	9/1/2013	4/1/2017	No	-	10%
2,500	10/9/2013	4/1/2017	No	-	10%
5,000	10/23/2013	4/1/2017	No	-	10%
5,000	1/31/2014	4/1/2017	No	-	10%
10,000	5/15/2014	4/1/2017	No	-	10%
5,000	5/30/2014	4/1/2017	No	-	10%
25,000	9/24/2014	4/1/2017	No	-	10%
5,000	10/24/2014	4/1/2017	No	-	10%
2,500	3/16/2015	4/1/2017	No	-	10%
2,174,167	4/21/2015	4/21/2017	No	-	10%
13,250	4/27/2015	4/1/2017	No	-	10%
7,500	5/8/2015	4/1/2017	No	-	10%
80,000	7/29/2015	7/29/2017	No	-	10%
78,000	10/14/2015	10/14/2017	No	-	10%
35,000	10/20/2015	10/20/2017	No	-	10%
325,000	11/19/2015	11/19/2017	No	-	10%
110,000	11/19/2015	11/19/2017	No	-	10%
75,000	12/7/2015	12/7/2017	No	-	10%
25,000	12/7/2015	12/7/2017	No	-	10%

$3,007,275				$-

On July 29, 2015, we issued a convertible note payable for $80,000 with a two year maturity at an interest rate of ten percent per annum. We also issued a warrant to purchase up to 64, 000,000 shares of our common stock at a price of $.0025 with an expiration date of July 29, 2022.

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

On November 19, 2015, we issued two convertible notes payable, one for $325,000 and the other for $110,000, for a total of $435,000 with a maturity date of November 19, 2017 at an interest rate of ten percent per annum. We also issued two different warrants for a total to purchase up to 348,000,000 shares of our common stock at a price of $.0025 with an expiration date of November 19, 2022.

On December 7, 2015, we issued two convertible notes payable, one for $75,000 and the other for $25,000, or a total of $100,000 with a maturity date of December 7, 2017 at an interest rate of ten percent per annum. We also issued two different warrants for a total to purchase up to 80,000,000 shares of our common stock at a price of $.0025 with an expiration date of December 7, 2022.

Note 14 – Loans payable to minority owners

A total of $51,910 is owed to the 49% owners of the West Hartford, Connecticut World of Beer location. These loans are due on demand and have a 5% interest rate. ABH will be making payments on these loans either via cash flows/profits or dividends as determined by our partners’ directions.

Note 15 – Minority Interest

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

On August 8, 2015, the Company filed a Definitive Information Statement whereas stockholders’ approval was received to increase the authorized shares of common stock from 2,000,000,000 shares to 7,500,000,000 shares as well as to change the name to Attitude Beer, Inc. We will file the necessary amendment with the state of Nevada in 2016 to effectuate these changes but until then, we are reflecting the increase in authorized shares on the financial statements.

Series A 8% Convertible Preferred Stock

On September 17, 2013 the Company filed the Series A 8% Convertible Preferred Stock Certificate of Designation with the Secretary of State of Nevada (the “Certificate of Designation”) authorizing 100,000 shares of Series A Convertible Preferred Stock with a stated value of $1,000 per share and establishing the rights, preferences, privileges and obligations thereof.

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

On April 21, 2015, we issued 5,000 new shares of the Series A Convertible Preferred Stock to another investor.

Series B Convertible Preferred Stock

On April 21, 2015, the Company issued 51 shares of Series B Convertible Preferred Stock to Attitude Drinks Incorporated.  At the time, the Company accounted for approximately $1,000,000 in additional paid in capital due to its issuance.  Each share has a par value of $0.0001 and a stated value of $1,000 per share. Unless in the event of liquidation, holders shall not be entitled to receive dividends. Each one (1) share of the Series B Preferred Stock shall have voting rights equal to (x) (i) 0.019607 multiplied by the aggregate total of (A) the issued and outstanding shares of Common Stock eligible to vote at the time of the respective vote, plus (B) the number of votes which all other series or classes of securities other than this Series B Preferred Stock are entitled to cast together with the holders of Common Stock at the time of the relevant vote (the amount determined by this clause (i), the “Numerator”), divided by (ii) 0.49, minus (y) the Numerator.

Common Stock

On April 21, 2015, Attitude Drinks Incorporated purchased 87,990,000 shares of Common Stock from HVW Holdings LLC at a price of $65,000, making this company the majority owner of the Company’s common stock.

On October 2, 2015, we issued 6,664,820 shares of the Company’s common stock for the conversion of $9,670 in convertible notes payable and $6,992 in accrued interest payable at a conversion price of $.0025. As these notes were not originally convertible and subsequently were changed to convertible notes, we had to recognize a loss of $66,648 on the extinguishment of this converted debt due to the discount granted for the conversion.

At December 31, 2015, the Company had issued and outstanding 133,002,187 shares of common stock with no shares owned by our officers.

Common Stock Warrants

As of December 31, 2015, the Company had a total of 2,414,635,733 warrants which includes the issuance of 64,000,000 new warrants on July 29, 2015, 90,400,000 new warrants during the month of October, 2015, 348,000,000 new warrants during the month of November, 2015 and 80,000,000 new warrants during the month of December, 2015. No warrants have been exercised.

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

No shares have been issued under any plan as of December 31, 2015.

Note 17 – Commitments and Contingencies

Lease of West Hartford, Connecticut World of Beer

Through the December 24, 2014 purchase of 51% of the West Hartford, Connecticut World of Beer property, the lease is for 4,163 square feet and was signed on May 16, 2014 for ten years with the option to extend the lease for two (2) additional periods of five (5) years each. The minimum starting monthly base rent was $10,754 with 3% increases annually. Future minimum rental payments for this lease, based on the current minimum monthly amount of $10,754, as of December 31, 2015, are as follows:

Years ending June 30,	Amount
2016	$66,461
2017	134,918
2018	138,965
2019	143,134
2020	147,428
thereafter	719,481
$1,350,388

Rent expense recorded for the six months ended December 31, 2015 was $137,494.

Note 18 – Subsequent Events

On January 26, 2016, we issued a convertible note for $102,500 with a maturity date of January 26, 2018 at an interest rate of 10%. In addition, we issued a warrant for the right to purchase up to a total of 82,000,000 shares of common stock with a termination date of January 26, 2023 at an exercise price of $0.0025.

On January 26, 2016, an agreement between Southeast Florida Craft LLC, Attitude Beer Holding Co., Glenn E. Straub and James D Cecil was made to create a Joint Venture Agreement whereas Southeast Florida Craft LLC entered an Area Development Agreement with World of Beer Franchising Inc. to acquire territorial rights to develop up to five World of Beer franchise locations in the Palm Beach, Broward and Dade counties in Southeast Florida. As such, Attitude Beer Holding Co. paid on the same date $140,000 to acquire these five (5) franchises. Attitude Beer Holding Co. will become a 60% owner of these franchise locations for the contribution of 100% of the budgeted development costs in developing these franchises.

On January 28, 2016, we paid $261,250 as partial payment towards the purchase and construction of the Milford, Connecticut World of Beer location.

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

General

Our Company

Since September 2013 until recently, we were primarily engaged in the business of making commercial secured real estate loans. Our business model until the ABH acquisition was solely focused upon making commercial secured real estate loans under advantageous and risk adverse terms. We no longer are involved in the commercial secured real estate loans as we will devote our total efforts in the development and operations of World of Beer franchises.

On April 21, 2015, we commenced operations in a new line of business, the ownership of World of Beer taverns that serve craft and imported beer along with food and other spirits. ABH currently owns in a joint venture, an interest in one World of Beer tavern located in West Hartford, Connecticut and just started construction of a second World of Beer Tavern in Milford, Connecticut as well as the construction of a third World of Beer Tavern in Cambridge, Massachusetts. Both new stores are expected to be opening sometime in spring of 2016. ABH also has a two year option to own 51% of the World of Beer franchise in Stamford, Connecticut which has not been exercised. World of Beer began as a neighborhood tavern and has grown to close to 80 locations in 20 states.

In December 2014, ABH entered into a joint venture with New England World of Beer and together opened a 4,000+ sq. foot tavern in West Hartford, Connecticut that sells a selection of over 500 craft and imported beers along with tavern food, other spirits and cocktails. New England World of Beer holds franchise rights for all of Connecticut and the greater Boston, Massachusetts area. Similar taverns are currently open in 20 states, namely AL, AZ, CO, CT, FL, GA, IL, LA, MD, MI, NC, NJ, NY, OH, SC, TN, TX, VA, WA and WI.

History and Other Information

We were incorporated on June 5, 2008, under the laws of the State of Nevada under the name of Sharp Performance Inc. From inception until September 2013, our business focus was on the provision of consulting services to the American automobile industry. On October 24, 2013, we changed our name to Harrison, Vickers and Waterman Inc. in conjunction with the change in our business focus. As we have now changed our business only to the development and operations of World of Beer franchises, we recently filed a Definitive Statement to change our name to Attitude Beer, Inc. which we expect to file the Certificate of Amendment to our Certificate of Incorporation to effectuate the name change in the early part of 2016.

Our mailing address is 11231 U.S. Highway 1, #201, North Palm Beach, FL 33408. Our telephone number is (561) 227-2727. Our fiscal year end is June 30 th.

Plan of Operations

We are continuing to seek other sources of financing to develop our business plan, implement our sales and marketing plan to meet other operational expense requirements and to find and develop new World of Beer locations not only in our protected territories but as well as in other locations throughout the United States. Historically, we have had to rely on convertible debt financings to cover operating costs. Based on the available cash, we have no assurance that we will be able to obtain additional funding to sustain our operations. If we do not obtain additional funding, we may need to cease operations until we do so and, in that event, may consider a sale of our interest in the World of Beer locations if we do not continue to obtain the proper financing for our needs. However, certain of our convertible debt obligations for $3,007,275 are secured by our assets. Failure to fulfill our obligations under these notes and related agreements could lead to the loss of these assets, which would be detrimental to our operations.

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

Results of Operations for the Six Months Ended December 31, 2015 As Compared to December 31, 2014

Commensurate with the change in business model described under “General” above, the Company generated $1,632,244 in gross revenues for the six months ended December 31, 2015. These are revenues associated with the operations of the West Hartford World of Beer location. There are no comparable figures for the six months ended December 31, 2014 as the West Hartford World of Beer location was not open at that time.

Administrative Salaries, taxes and employee benefits were zero for the six months ended December 31, 2015 as compared to $75,000 for the prior year. There are no corporate employees in 2015 as Attitude Drinks Incorporated’s employees provide all needed management services for the Company.

General and administrative expenses increased $22,825 over the prior year mainly due to the creation of a new website and increased filing fees in 2015.

Professional fees increased $8,685 for the six months period ended December 31, 2015 versus December 31, 2014, primarily due to increased accounting and legal fees incurred in 2015.

There were no comparable expenses in the prior year for World of Beer related expenses including depreciation and amortization as the West Hartford World of Beer location was not opened in 2014.

Results of Operations for the Three Months Ended December 31, 2015 As Compared to December 31, 2014

Commensurate with the change in business model described under “General” above, the Company generated $793,561 in gross revenues for the three months ended December 31, 2015. These are revenues associated with the operations of the West Hartford World of Beer location. There are no comparable figures for the three months ended December 31, 2014 as the West Hartford World of Beer location was not open at that time.

Administrative Salaries, taxes and employee benefits were zero for the three months ended December 31, 2015 as compared to $37,500 for the prior year. There are no corporate employees in 2015 as Attitude Drinks Incorporated’s employees provide all needed management services for the Company.

General and administrative expenses increased $13,159 mainly due to more costs to build the website and increased filing fees in 2015.

Professional fees decreased $5,215 for the three months period ended December 31, 2015 versus December 31, 2014, primarily due to the decreased need for legal services in 2015.

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

On October 14, 2015, we issued a convertible note payable to Alpha Capital Anstalt in which we received $78,000.

On October 20, 2015, we issued a convertible note payable to Tarpon Bay Partners LLC in which we received $35,000.

On November 19, 2015, we issued two convertible notes payable, one to Alpha Capital Anstalt for $325,000 and one to Tarpon Bay Partners LLC for $110,000.

On December 7, 2015, we issued two convertible notes payable, one to Alpha Capital Anstalt for $75,000 and one to Tarpon Bay Partners LLC for $25,000. These funds have not been received yet and will be reported as subscription receivable.

Proceeds of the above financing were used for payments on the new Milford, Connecticut World of Beer location for $328,000 and $225,000 for payments on the new Cambridge, Massachusetts World of Beer location. The rest was used for working capital purposes.

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

Dividend Distributions:

We have received a total of $106,600 in dividend distributions from the operations of the West Hartford, Connecticut World of Beer location. These funds were used for working capital purposes

Our cash balance at December 31, 2015 was $66,414, a decrease of $159, 674 from June 30, 2015, mainly due to slower seasonal activities.

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

We do not believe that we have sufficient funds on hand to fully implement our business operations or to meet our cash obligations for the next 12-months period. As a result, we may need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of convertible debt financing. At this time, we cannot provide investors with any assurance that we will be able to generate sufficient funding from the sale of our common stock or through issuance of debt to meet our obligations over the next 12 months. We do have Additional Investment Rights from two accredited investors for a total of $5,000,000 in which a total of $728,000 has been exercised to be used for the development of new World of Beer franchise locations, but there is no assurance that these investors will continue to provide financings for these ventures. We will seek new investors especially in new territories’ developments present themselves.

We do not anticipate the need to hire corporate employees over the next 12 months as Attitude Drinks Incorporated’s employees are providing their services for the operations and management of the Company. We may set up a service provider contract with Attitude Drinks Incorporated to receive charges for these services as a way to reduce the receivable balance due from Attitude Drinks Incorporated.

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

We may not be profitable.

We expect to incur operating losses for the foreseeable future. For the six months ended December 31, 2015, we had a loss from operations of $(60,496 which includes $80,204 in depreciation and amortization expense for a net profit of operations of $19,708) as compared to a loss from operations of $(136,395) for the six months ended December 31, 2014. Our ability to become profitable depends on our ability to have successful operations and generate and sustain revenues, while maintaining reasonable expense levels, all of which are uncertain in light of our limited operating history in our current line of business and our beginning of our new food and beverage line of business.

Our auditors have substantial doubt about our ability to continue as a going concern.

Our auditors’ report reflects the fact that the ability of our Company to continue as a going concern and expresses substantial doubt about our ability to continue as a going concern. This substantial doubt is due to our lack of committed funding and lack of revenue. Our consolidated financial statements reported a net loss of ($1,693,480) for the six months ended December 31, 2015 which includes a change in the fair market value of our derivative liabilities as well as derivative expense. If we are unable to continue as a going concern, you will lose your investment. You should not invest in us unless you can afford to lose your entire investment. See the notes to our Financial Statements.

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

Our Chief Executive Officer, Roy Warren, and our Chief Financial Officer, Tommy Kee, hold the same roles at Attitude Drinks, Incorporated, and another publicly traded company that is the majority owner of Harrison, Vickers and Waterman, Inc. As a result of this other obligation, there is a substantial risk that  both Mr. Warren and Mr. Kee may not devote as much time as is necessary to our operations, which may harm our business and operating results.

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

We have no committed source of financing. Wherever possible, our Board of Directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of shares of our stock. As of the date of this Report, we have 7,500,000,000 authorized shares of common stock of which 133,002,187 are currently outstanding. We also have 1,000,000 shares of preferred stock authorized of which 100,000 shares have been designated as Series A Convertible Preferred Stock and 100,000 shares are outstanding and maybe converted into 100,000,000 shares of common stock. We also have designated and issued 51 shares of Series B Convertible Preferred Stock that may be converted into 51,000 shares of common stock. Our Board of directors has authority, without action or vote of the shareholders, to issue all or part of the remaining authorized but unissued common shares. The preferred shares are subject to certain rights of the holders of the Series A and B Convertible Preferred Stock and may also be issued without the vote of the common stockholders. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders and may further dilute common stock book value. Such dilution may be substantial. Such issuances may also serve to enhance existing management’s ability to maintain control of the Company because the shares may be issued to parties or entities committed to supporting existing management.

We are and will continue to be completely dependent on the services of our Chief Executive Officer, Roy Warren, the loss of whose services may cause our business operations to cease, and we will need to engage and retain qualified employees and consultants to further implement our strategy.

As of the date of this Report, our operations and business strategy are completely dependent upon the knowledge and business contacts of Roy Warren, our President and CEO. He is under no contractual obligation to remain employed by us. If he should choose to leave us for any reason before we have hired additional personnel, our operations may fail. Even if we are able to find additional personnel, it is uncertain whether we could find someone who could develop our business along the lines described herein. We will fail without Mr. Warren or an appropriate replacement(s). We may, in the future, acquire key-man life insurance on the life of Mr. Warren naming us as the beneficiary when and if we obtain the resources to do so, assuming Mr. Warren remains insurable. We have not yet procured such insurance, and there is no guarantee that we will be able to obtain such insurance in the future. Accordingly, it is important that we are able to attract, motivate and retain highly qualified and talented personnel and independent contractors. Furthermore, much of our marketing efforts rely principally on the personality and achievements of Roy Warren. If he was to incur any negative publicity, our operating results may be harmed.

We are dependent upon affiliated parties for the provisions of a substantial portion of our administrative services as we do not have the internal capabilities to provide such services.

We utilize the services of three employees of Attitude Drinks to perform administrative services for us.  These individuals are not obligated to devote any set amount of time to our business and may not be available when needed.  There can be no assurance that we can successfully develop the necessary expertise and infrastructure on our own without the assistance of these affiliated entities.

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

Persons who have beneficially owned restricted shares of our common stock or warrants for at least six months but who are our affiliates at the time of, or at any time during the three months preceding, a sale, would be subject to additional restrictions, by which such person would be entitled to sell within any three-month period only a number of securities that does not exceed 1% of the total number of shares of our common stock then outstanding, which would equal 1,330,022 shares of our common stock immediately after this offering, for a company trading on the pink sheets or Over-the-Counter Bulletin Board such as us.

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

On November 19, 2015, we issued two convertible notes payable, one for $325,000 and the other for $110,000, for a total of $435,000 with a maturity date of November 19, 2017 at an interest rate of ten percent per annum. We also issued two different warrants for a total to purchase up to 348,000,000 shares of our common stock at a price of $.0025 with an expiration date of November 19, 2022.

On December 7, 2015, we issued two convertible notes payable, one for $75,000 and the other for $25,000, or a total of $100,000 with a maturity date of December 7, 2017 at an interest rate of ten percent per annum. We also issued two different warrants for a t

The foregoing securities were issued in reliance upon an exemption from registration under Section 4(a)(2) and/or Regulation D of the Securities Act of 1933, as amended. All of the investors were accredited investors and/or had preexisting relationships with the Company, there was no general solicitation or advertising in connection with the offer or sale of securities and the securities were issued with a restrictive legend.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon securities

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBIT INDEX

Exhibit		Incorporated	Filed
No.	Documents Description	By Reference	Herewith
3.1	Articles of Incorporation	(1)
3.2	Bylaws	(1)
10.1	Specimen Common Stock Certificate	(1)
10.1A	Form of Subscription Agreement	(2)
10.2	LLC Contribution Agreement	(1)
10.3	Management Agreement with HVW Holdings LLC	(3)
10.4	Securities Purchase Agreement wth HVW Holdings LLC	(3)
10.5	Certficate of Designation of Rights and Preferences for Series A 8% Convertible Preferred Stock	(4)
10.6	Certificate of Amendment	(5)
10.7	2013 Equity Incentive Plan	(5)
10.8	Certificate of Designation of Series B Convertible Preferred Stock	(6)
10.9	A Warrant issued to Alpha Capital Anstalt	(6)
10.10	A Warrant issued to Tarpon Bay Partners LLC	(6)
10.11	B Warrant issued to Attitude Drinks Incorporated	(6)
10.12	Secured Convertible Note due 2017 issued to Alpha Capital Anstalt	(6)
10.13	Secured Convertible Note due 2017 issued to Tarpon Bay Partners LLC	(6)
10.14	Additional Investment Right issued to Alpha Capital Anstalt	(6)
10.15	Additional Investment Right issued to Tarpon Bay Partners LLC	(6)
10.16	Asset Purchase Agreement	(6)
10.17	Stock Pledge Agreement	(6)
10.18	Guaranty - Attitude Beer Holding Co.	(6)
10.19	Guaranty - Attitude Drinks Incorporated	(6)
10.20	Purchase Agreement - Alpha Capital Anstalt	(6)

10.21	Purchase Agreement - Attitude Drinks Incorporated	(6)
10.22	Milford Operating Agreement	(7)
10.23	Note issued to Alpha Capital Anstalt on July 29, 2015	(7)
10.24	Warrant to Alpha Capital Anstalt issued on July 29, 2015	(7)
10.25	Convertible Note and Warrant issued to Alpha Capital Anstalt on October 14, 2015	(8)
10.26	Convertible Note and Warrant issued to Tarpon Bay Partners on October 20, 2015	(8)
10.27	Cambridge Operating Agreement	(8)
10.28	Convertible Note and Warrant issued to Alpha Capital Anstalt on November 19, 2015		X
10.29	Convertible Note and Warrant issued to Tarpon Bay Partners on November 19, 2015		X
10.30	Convertible Note and Warrant issued to Alpha Capital Anstalt on December 7, 2015		X
10.31	Convertible Note and Warrant issued to Tarpon Bay Partners on December 7, 2015		X
10.32	Convertible Note and Warrant to Tarpon Bay Partners on January 26, 2016		X
10.33	Joint Venture Agreement		X
21.1	Subsidiary of Registrant
(31)(i)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
(31)(ii)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
(32)(1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X
101.INS	XBRL Instance Document		X
101.SCH	XBRL Taxonomy Extension Schema Document		X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document		X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document		X
101.LAB	XBRL Taxonomy Extension Label Linkbase		X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase		X

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

(4) previously filed as an exhibit on Form 8-K on September 18, 2013 (SEC Accession No. 0001078782-13-001871)

(5) previously filed as an exihibit on Form 8-K on October 25, 2013 (SEC Accession No. 0001078782-13-002087)

(6) previously filed as an exhibit on Form 8-K on April 27, 2015 (SEC Accession No. 0001144204-15-025280)

(7) previously filed as an exhibit on Form 10-K on September 9, 2015 (SEC Accession No. 0001078782-15-0001462)

(8) previously filed as an exhibit on Form 10-Q on November 16, 2015 (SEC Accession No. 0001615774-15-003277)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATTITUDE DRINKS INCORPORATED

(Registrant)

Date: February 15, 2016

/S/Roy G. Warren
Roy G. Warren
President and Chief Executive Officer

/S/Tommy E. Kee
Tommy E. Kee
Chief Financial Officer and Principal Accounting Officer

