Form 10-K/A
period 2015-06-30
HARRISON VICKERS & WATERMAN INC
filed 2016-06-24
CIK 1472847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐  No ☒

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

Yes ☐  No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the most recently completed second fiscal quarter (December 31, 2014) was approximately $99,703 based on $.0026, the price at which the registrant’s common stock was last sold as of that date.

As of September 14, 2015, the registrant had 126,337,367 shares of common stock outstanding in which an affiliate owned 87,990,000 shares.

Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☒

Documents incorporated by reference: None

As used in this Form 10-K, references to “the Company,” “we,” “our,” “ours” and “us” refers to Harrison Vickers and Waterman, Inc., unless otherwise indicated. In addition, references to “financial statements” are to our financial statements except as the context otherwise requires.

PART I.

EXPLANATORY NOTE

This amendment Number 1 on Form 10-K/A amends the Annual Report on Form 10-K for the fiscal year ended June 30, 2015 which the Registrant previously filed with the Securities Exchange Commission (SEC) on September 15, 2015. The Registrant is filing the amendment for the purpose of correcting the acquisition entries of Attitude Beer Holding Co. (ABH) on April 21, 2015. Previously recorded goodwill has been eliminated, and all expenditures associated with the financing that were previously recorded as deferred financing costs have been eliminated and recorded to expense. In addition, we are required to report the Statement of Operations for the acquired ABH from ABA’s inception date of December 1, 2014 instead of the acquired April 21, 2015 sale date.

Here is a reconciliation of the changes for key reported items between the amended results as compared to the previous results:

	Restated	Previous
	Balance	Balance	Changes

Balance Sheet
Deferred financing costs	-	67,889	(67,889)
Goodwill	-	4,038,945	(4,038,945)

Total Assets	2,594,045	6,700,879	(4,106,834)

Additional paid-in capital	637,267	1,667,868	(1,030,601)
Accumulated deficit	(4,159,946)	(1,948,727)	(2,211,219)
Non-controlling interest (was Previously reported as a liability under minority interest). Now it will be recorded near the stockholders' deficit section	17,995	883,009	(865,014)

Statement of Operations
Depreciation and amortization	24,735	31,935	(7,200)

Total operating expenses	581,308	588,508	(7,200)

Other (expense)
Interest expense	(1,409,531)	(295,103)	(1,114,428)

Other (expense), net	(3,422,604)	(2,308,176)	(1,114,428)

Loss before income tax and non- controlling interest	(3,520,342)	(2,413,114)	(1,107,228)

Non -controlling interest (expense)	(34,827)	1,069,164	(1,103,991)

Net loss	(3,555,169)	(1,343,950)	(2,211,219)

This amendment does not modify or update those disclosures affected by subsequent events and exhibits, except as specifically referenced herein with respect to the restatements. Information not affected by the restatements is unchanged and reflects the disclosures made at the time of the original filing of the June 30, 2015 Form 10-K. Accordingly this Amendment 1 should be read in conjunction with the June 30, 2015 Form 10-K and the Company’s filings with the SEC subsequent to the filing of the June 30, 2015 Form 10-K. The Company will also file an amended Quarterly Report on Form 10-Q for the quarters ended September 30. 2015 and December 31, 2016 regarding the above described corrections. Once these are done, the Company will file its Form 10-Q for the nine months ended March 31, 2016 which will enable the Company to be current in its SEC filings.

As such the following items were changed:

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED BALANCE SHEET

CONSOLIDATED STATEMENT OF OPERATIONS

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

CONSOLIDATED STATEMENT OF CASH FLOWS

FOOTNOTES 1 AND 2

PREVIOUS FOOTNOTES 9 AND 10 WERE ELIMINATED

PREVIOUS FOOTNOTE 18 IS NOW 16 AND REVISED

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

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity compensation plans approved by stockholders:	-	-	5,000,000
2013 Equity Incentive Plan

Equity compensation plans not approved by stockholder
Total	-	-	5,000,000

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

Revenues and Gross Margin

	2015	2014
Restaurant
Revenues	$1,611,320	$-0-
Cost of Goods sold	451,146	-0-
Gross Margin	1,160,174	-0-

Commercial Lending
Revenues	162,455	148,830
Cost of Goods sold	162,455	148,830
Gross Margin	-0-	-0-

Total
Revenues	1,773,775	148,830
Cost of Goods sold	613,601	148,830
Gross Margin	$1,160,174	$-0-

Restaurant and Tavern

The Restaurant and Tavern segment includes the results of the purchase of ABH from its opening date of late January, 2015 through June 30, 2015. It currently consists of one restaurant. We have plans to add additional facilities in the future.

Revenue in the restaurant and tavern segment was $1,611,320 for the year ended June 30, 2015 due to sales at our West Hartford World of Beer location for the period from its opening date in late January, 2015 through June 30, 2015. Cost of goods sold was 28% of revenues and consists principally of the cost of beer, food and maintenance of the restaurant. There were no revenues or cost of goods sold in the same period in 2014 as we were not in that line of business in 2014.

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

Operating Expenses

	2015		2014
Restaurants/taverns
Professional Fees		$-0-	$-0-
Compensation		626,919	-0-
Compensation-Officer (in-dispute)		-0-	-0-
Management Fees		-0-	-0-
Consulting fees		-0-	-0-
Depreciation and amortization		67,855	-0-
General and administrative		321,588	-0-

Total		$1,016,362	$-0-

Commercial Lending
Professional Fees		$39,500	$11,750
Compensation		-0-	-0-
Compensation-Officer (undisputed)		-0-	208,788
Compensation-Officer (in-dispute)		75,000	100,000
Management Fees		-0-	145,879
Consulting fees		-0-	72,474
Depreciation and amortization		-0-	-0-
General and administrative		12,884	23,210

Total		$127,384	$562,101

Corporate
Professional Fees		$71,456	$-0-
Compensation		-0-	-0-
Compensation-Officer (in-dispute)		-0-	-0-
Management Fees		-0-	-0-
Consulting fees		-0-	-0-
Depreciation and amortization		-0-	-0-
General and administrative		547	-0-
		72,003
Total	$		$-0-

	2015	2014
Total
Professional Fees	$110.956	$11,750
Compensation	626,919	208,788
Compensation-Officer (in-dispute)	75,000	100,000
Management Fees	-0-	145,879
Consulting fees	-0-	72,474
Depreciation and amortization	67,855	-0-
General and administrative	335,019	23,210

Total	$1,215,749	$562,101

Restaurant and tavern

Operating expenses increased by $1,016,362 due to the initiation of the World of Beer business in January, 2015

Compensation expense of $626,919 was for the operations of the World of Beer franchise location in West Hartford, Connecticut since its opening in January, 2015.

Depreciation and amortization was related to the following:

Depreciation of property, plant and equipment at the West Hartford WOB	$67,855

Total Depreciation and amortization expense	$67,8555

General and Administrative Expense of $321,588 was incurred at the West Hartford, Connecticut World of Beer location principally for rents, royalties and the cost of operations.

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

General and administrative expenses decreased $10,326 from $23,210 for the fiscal year ended June 30, 2014 to $12,884 for the fiscal year ended June 30, 2015.  The decrease was primarily due to greater SEC filing fees in the prior year

Corporate

Professional fees of $71,456 related to legal and accounting fees mainly for the acquisition of ABH in April, 2015.

Other Expense

Other expenses increased $3,450,587 from $2,276 in the year ended June 30, 2014 to $3,452,863 in the year ended June 30, 2015, mostly due to greater derivative expense and the recording of acquisition costs for the purchase of ABH in April, 2015.

Derivative expense increased $2,058,493 due to the issuance of debt associated with the acquisition.

Interest expense increased $1,437,514 due to greater overall debt levels mostly associated with the acquisition of ABH and the amortization of the derivative liability associated with that debt.

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

ITEM 11. EXECUTIVE COMPENSATION

Name and Principal Position	Year	Salary		Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
		($)		($)	($)	($)	($)	($)	($)	($)

James Giordano,	2014	100,000	*	–	208,088	–	–	–	–	308,088
CEO and CFO	2015	75,000	*	–	-	–	–	–	–	75,000

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

Due to the fact that Attitude Drinks Incorporated owns the majority of the common stock and voting rights and has common control, (ADI) is considered a related party.

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

By:	/s/ Roy G. Warren
Roy G. Warren
President and Chief Executive Officer
June 23, 2016

By:	/s/ Tommy E. Kee
Tommy E. Kee
Chief Financial Officer and Principal Accounting Officer

June 23, 2016

By:	/s/ Conrad Huss
Conrad Huss
Director
June 23, 2016

By:	/s/ Isaac Onn
Isaac Onn
Director

June 23, 2016

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harrison, Vickers and Waterman, Inc. at June 30, 2015, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company has incurred significant accumulated deficits, recurring operating losses and a negative working capital. This and other factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ John Scrudato CPA

Califon, New Jersey

June 22, 2016

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

/s/ Li and Company, PC
Li and Company, PC

Skillman, New Jersey
October 9, 2014

Harrison Vickers and Waterman Inc.

Consolidated Balance Sheet

	June 30, 2015	June 30, 2014
	(restated)
ASSETS
CURRENT ASSETS:
Cash	$226,088	$361
Inventory	81,049	-
Real estate loans receivable	950,000	1,470,000
Receivable from Attitude Drinks, Inc.	131,423	-
Prepaid Expenses	44,192	-
Total Current Assets	1,432,752	1,470,361

NON-CURRENT ASSETS:
Property, Plant and Equipment (net of accumulated depreciation)	962,470	-
Capitalized costs (net of accumulated depreciation)	198,823	-

Total Non-Current Assets	1,161,293	-

Total Assets	$2,594,045	$1,470,361

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$367,974	$9,437
Accrued expenses- in dispute	175,000	100,000
Promissory note payable	950,000	1,470,000
Convertible notes payable - investor, net of discount	144,699	65,472
Derivative liability	4,237,890	-
Total Current Liabilities	5,875,563	1,644,909
NON-CURRENT LIABILITIES
Notes payable - investor-non-current	210,522	-

Total Non-Current Liabilities	210,522	-

Total Liabilities	6,086,085	1,644,909

STOCKHOLDERS' DEFICIT:
Preferred stock par value $0.0001: 1,000,000 shares authorized; 100,000 shares designated as Series A 8% Convertible Preferred Stock

Series A 8% Convertible preferred stock par value $0.0001: stated value $1,000 per share; 100,000 and 95,000 shares issued and outstanding at June 30, 2015 and June 30, 2014, respectively	10	10

Series B Convertible Preferred stock, par value $.0001, stated value of $1,000 per share; 51 and -0- shares outstanding at June 30, 2015 and June 30, 2014, respectively		-
Common stock par value $0.0001: 2,000,000,000 shares authorized; 126,337,367 and 124,337,367 shares issued and outstanding at June 30, 2015 and June 30, 2014, respectively	12,634	12,434
Additional paid-in capital	637,267	417,785
Accumulated deficit	(4,159,946)	(604,777)

Total Stockholders' Deficit	(3,510,035)	(174,548)
Non-controlling interest	17,995	-

Total Liabilities,StockholdersDeficit and Non –Controlling Interest	$2,594,045	$1,470,361

See accompanying notes to the consolidated financial statements.

Harrison Vickers and Waterman Inc.

Consolidated Statement of Operations

	For the Year	For the Year
	Ended	Ended
	June 30, 2015	June 30, 2014
	(restated)
REVENUES AND GROSS MARGIN
Restaurant:
Revenues	$1,611,320	$-
Cost of goods sold	(451,146)	-
Gross margin	1,160,174	-
Real Estate Loans
Interest income earned	162,455	148,830
Interest expense incurred	(162,455)	(148,830)
Gross Margin	-	-

Total Gross margin	1,160,174	-

OPERATING EXPENSES:
Professional fees	110,956	11,750
Compensation	626,919	-
Compensation - officer (undisputed)	-	208,788
Compensation - officer (in-dispute)	75,000	100,000
Management fees	-	145,879
Consulting fees	-	72,474
Depreciation and Amortization Expense	67,855	-
General and administrative expenses	335,019	23,210

Total operating expenses	1,215,749	562,101

LOSS FROM OPERATIONS	(55,575)	(562,101)

OTHER (EXPENSE)
Interest expense	(1,439,790)	(2,276)
Derivative Expense	(2,058,493)	-
Change in Fair Market Value of Derivative liability	48,020	-
(Loss) on retirement of debt	(2,600)	-

Other (expense), net	(3,452,863)	(2,276)

LOSS BEFORE INCOME TAX PROVISION AND NON-CONTROLLING INTEREST	(3,508,438)	(564,377)

INCOME TAX PROVISION	-	-

NET LOSS BEFORE NON-CONTROLLING INTEREST	(3,508,438)	(564,377)

NON-CONTROLLING INTEREST	(46,731)	-

NET LOSS	$(3,555,169)	$(564,377)

EARNINGS PER COMMON SHARE
- basic and diluted	$(0.03)	$(0.00)

Weighted average common shares outstanding
- basic and diluted	124,868,874	124,986,367

See accompanying notes to the consolidated financial statements.

Harrison Vickers and Waterman Inc.

Consolidated Statement of Stockholders’ Deficit

For the Period June 30, 2012 through June 30, 2015

(restated)

	Series A Preferred Stock Par Value $0.0001		Series B Preferred Stock Par Value $0.0001		Common Stock Par Value $0.0001		Additional paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount

Balance, June 30, 2012	-	$-	-	$-	1,634,993,250	$163,499	$(159,649)	$(35,085)	$(31,235)

Net loss	-	-	-	-	-	-	-	(5,315)	(5,315)

Balance, June 30, 2013	-	-	-	-	1,634,993,250	163,499	(159,649)	(40,400)	(36,550)

Retirement of common shares	-	-	-	-	(1,610,006,750)	(161,000)	161,000	-	-

Issuance of common shares for compensation	-	-	-	-	99,999,867	10,000	(8,621)	-	1,379

Issuance of Series A Preferred Stock for compensation	95,000	10	-	-	-	-	424,990	-	425,000

Shares returned to Treasury	-	-	-	-	(649,000)	(65)	65	-	-

Net loss	-	-	-	-	-	-	-	(564,377)	(564,377)

Balance, June 30, 2014	95,000	10	-	-	124,337,367	12,434	417,785	(604,777)	(174,548)

Shares issued upon conversion of debt	-	-	-	-	2,000,000	200	5,000	-	5,200

Issuance of Series A Preferred	5,000	-	-	-	-	-	40,549	-	40,549

Issuance of Series B Preferred	-	-	51	-	-	-	-	-	-

Issuance of Warrants	-	-	-	-	-	-	173,933	-	173,933

Net loss	-	-	-	-	-	-	-	(3,555,169)	(3,555,169)

Balance, June 30, 2015	100,000	$10	51	$-	126,337,367	$12,634	$637,267	$(4,159,946)	$(3,510,035)

See accompanying notes to the consolidated financial statements.

Harrison Vickers and Waterman Inc.

Consolidated Statement of Cash Flows

	For the Year	For the Year
	Ended	Ended
	June 30, 2015	June 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,555,169)	$(564,377)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Common stock issued for compensation	-	1,314
Series A Preferred Stock issued for compensation	-	425,065
Depreciation and amortization expense	67,855	-
Amortization of Discount on Notes Payable	241,313	-
Derivative Expense	2,058,493	-
Change in Fair Market Value of Derivative liability	(48,020)	-
Non-controlling Interest	46,731	-
Issuance of non-cash convertible notes, warrants and preferred stock for purchase	939,739	-
Gain (loss) on conversion of debt	2,600	-
Changes in operating assets and liabilities:
Real estate loans	-	330,000
Inventory	(81,049)	-
Prepaid Expenses	(37,737)	-
Deposits and other assets	(6,455)	-
Accounts payable and accrued expenses	323,673	104,808
Accounts payable and accrued expenses- in dispute	75,000	-
Accrued interest converted to debt	25,384	-

NET CASH PROVIDED BY OPERATING ACTIVITIES	52,358	296,810

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of Property, Plant and Equipment and other capitalized costs	(1,234,563)	-

NET CASH USED IN INVESTING ACTIVITIES	(1,234,563)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Amounts received from related party -net	50,182	2,001
Issuance of notes payable -investor	1,357,750	28,844
Payment on secured promissory note	-	(330,000)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,407,932	(299,155)

NET CHANGE IN CASH	225,727	(2,345)

Cash at beginning of reporting period	361	2,706

Cash at end of reporting period	$226,088	$361

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of real estate loans for debt, net	$-	$1,800,000

Issuance of convertible notes, warrants and preferred stock for purchase	$939,739	$-

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

Under ASC 805, control is defined as a controlling financial interest. The usual determination whether common control or controlling financial interest exists is ownership of a majority voting interest and therefore as a general rule, ownership by one reporting entity, directly or indirectly, of more than 50% of the outstanding voting shares of another entity. In this case, Attitude Drinks (“ADI”) has common control by owning 51% voting rights and the majority of the common shares of the Company (“HVW”). Common control transactions are transfers and exchanges between entities that are under the control of the same parent (ADI), or are transactions in which all of the combining entities are controlled by the same party or parties before and after the transactions and that control is not transitory. When accounting for transfers of assets or exchanges of shares between entities under common control using the provisions of ASC 805-50-30, the entity (HVW) that receives the net assets or equity interests of ABH is required to measure the recognized assets and liabilities transferred at their carrying amounts (historical cost) in the accounts of the transferring entity at the date of transfer. Fair value and/or goodwill calculations are not applicable and will not be reflected in the amended financials. While combinations among entities or businesses under common control may result in a change in control from the perspective of a standalone reporting entity, common control transactions do not result in a change in control at the ultimate parent (ADI) of the controlling shareholder level. In accordance with ASC 805-50-45, the financial statements of the receiving entity (HVW) shall report results of operations for the period in which the transfer occurs as though the transfer of net assets or exchange of equity interests had occurred at the beginning of the period. Results of operations for that period will thus comprise those of the previously separate entities combined from the beginning of the period to the date the transfer is completed and those of the combined operations from the date to the end of the period. As such, HVW will restate and present its June 30, 2016 financial statements as though the assets and liabilities of ABH had been transferred at the beginning of the period ( in this case to include the acquired ABH entity from its inception in December, 2014 through June 30. 2015 as there are no prior year comparisons for ABH).

In addition, (ADI) is a related party to these transactions. All direct acquisition related costs incurred to effect the business combination were expensed as incurred.

Listed below is a table that reflects the ownership structure of ABH before and after the April 21, 2015 sale to the Company:

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

Note 9- Accrued Expenses- in dispute

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

Note 10- Note Payable-investor

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

Note 11 – Derivative Liabilities:

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

Note 2 – Commitments and Contingencies

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

Note 13 – Income Tax Provision

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

Components of deferred tax assets and valuation allowance are as follows:

	June 30, 2015	June 30, 2014
Net deferred tax assets – non-current:

Expected income tax benefit from NOL carry-forwards	$306,202	$205,624

Less valuation allowance	(306,202)	(205,624)

Deferred tax assets, net of valuation allowance	$-	$-

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

Note 14 – Stockholders’ Deficit

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

Note 15 – Non-Controlling Interest

The Company owns 51% of the West Hartford World of Beer location as we record the elimination of 49% of the net profit for this location. We consolidate 100% of the total assets and statement of operations for this location.

Note 16 – Concentrations and Credit Risk

Customers Concentrations

The Company’s net revenues come from restaurant and bar operations, and it has been determined that there is no concentration of revenues from any one customer.

Note 17- Segment Reporting

The Company operates in two segments which are consistent with its internal organization. The major segments are restaurants/taverns and commercial lending.

Revenues, expenses and assets not explicitly attributed to a segment are deemed to be unallocated.

See below for a summary:

Harrison Vickers and Waterman, Inc.
Segment Reporting
June 30, 2015

	Restaurants/ Tavern	Commercial Lending	Corporate overhead And Eliminations	Total
Net Revenues	$1,611,320	$162,455	$-	$1,773,775

Cost of Goods sold	(451.146)	(162,455)	-	(613,601)

Gross Margin	1,160,174	-	-	1,160,174

Operating Expenses	1,016,362	127,384	72,003	1,215,749

Other Income (Expense)	(5,353)	(39,948)	(3,407,562)	(3,452,863)

Net Income (loss) before Non-controlling interest	138,459	(167,332)	(3,479,565)	(3,508,438)

Non-controlling interest	-()	-	(46,731)	(46.731)

Net Income	138,459	(167,332)	(3,526,296)	(3,555,169)

Total Current assets	333,964	950,000	148,788	1,432,752

Total Assets	1,498,997	950,000	145,048	2,594,045

Total Liabilities	$330,337	$1,254,180	$4,501,568	$6,086,085

Harrison Vickers and Waterman, Inc.
Segment Reporting
June 30, 2014

	Restaurants/ Tavern	Commercial Lending	Corporate overhead	Total
Net Revenues	$-	$-	$-	$-

Cost of Goods sold	-	-	-	-

Gross Margin	-	-	-	-

Operating Expenses	-	562,101	-	562,101

Other Income (Expense)	-	(2,276)	-	(2,276)

Net Income (loss) before minority interest	-	(564,377)	-	(564,377)

Minority interest	-	-	-	-

Net Income	-	(564,377)	-	(564,377)

Total Current assets	-	1,470,361	-	1,470,361

Total Assets	-	1,470,361	-	1,470,361

Total Liabilities	$-	$1,644,909	$-	$1,644,909

Note 18 – Subsequent Events

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