Form 10-Q/A
period 2015-09-30
HARRISON VICKERS & WATERMAN INC
filed 2016-06-27
CIK 1472847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This amendment Number 1 on Form 10-Q/A amends the Form 10-Q for the three months ended September 30. 2015 which the Registrant filed with the Securities Exchange Commission (SEC) on November 16, 2015. The Registrant is filing the amendment for the purposes of reversing amortization entries for deferred financing expenses that were written to expense for the fiscal year ended June 30, 2015.

Here is a reconciliation of the changes between the amended results as compared to previous results:

HARRISON, VICKERS AND WATERMAN INC

RESTATED FORM 10Q FOR 9/30/15

	RESTATED	PREVIOUS
BALANCE SHEET:	BALANCE	BALANCE	VARIANCE

DEFERRED FINANCING COSTS	-	58,503	(58,503)
GOODWILL	-	4,038,945	(4,038,945)

TOTAL ASSETS	1,655,526	5,752,974	(4,097,448)

ADDITIONAL PAID IN CAPITAL	637,269	1,667,868	(1,030,599)
ACCUMULATED DEFICIT	(11,403,527)	(9,201,694)	(2,201,833)
STATEMENT OF OPERATIONS:

DEPRECIATION AND AMORTIZATION	40,102	49,488	(9,386)

TOTAL OPERATING EXPENSES	577,197	586,583	(9,386)

NET LOSS	(7,243,580)	(7,252,966)	9,386

This amendment does not modify or update those disclosures affected by subsequent events and exhibits, except as specifically referenced herein with respect to the restatements. Information not affected by the restatements is unchanged and reflects the disclosures made at the time of the original filing of the September 30, 2015 Form 10-Q. Accordingly, this Amendment 1 should be read in conjunction with the September 30, 2015 Form 10-Q and amendment 1 to the Form 10-K/A for June 30, 2015 as well subsequent filings with the SEC. The Company will also file an amendment 1 to Form 10-Q for the six months ended December 31, 2015.

As such, the following items were changed:

Consolidated Balance Sheets

Consolidated Statement of Operations

Condensed Consolidated Statement of Cash Flows

Deleted previous footnotes 8 and 11 and changed other footnotes numbers (not text) accordingly

Harrison, Vickers and Waterman Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2015	June 30, 2015
	(unaudited)
	(restated)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$152,372	$226,088
Receivable from Attitude Drinks, Incorporated	231,157	131,423
Real estate loans receivable	-	950,000
Inventories	75,079	81,049
Prepaid expenses	31,988	44,192
TOTAL CURRENT ASSETS	490,596	1,432,752

FIXED ASSETS, NET	927,604	962,470

OTHER ASSETS:
Capitalized pre-opening costs - World of Beer	193,586	198,823
Investment in World of Beer franchise development	40,000	-
Deposits	3,740	-
TOTAL OTHER ASSETS	237,326	198,823

TOTAL ASSETS	$1,655,526	$2,594,045

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$128,417	$367,974
Accrued liabilities	473,783	175,000
Derivative liabilities	11,190,307	4,237,890
Real estate loan payable	-	950,000
Convertible notes payable	-	144,699
Loans payable to minority owners	51,285	-
TOTAL CURRENT LIABILITIES	11,843,792	5,875,563

LONG TERM LIABILITIES:
Convertible notes payable	593,476	210,522
TOTAL LONG TERM LIABILITES	593,476	210,522

STOCKHOLDERS' (DEFICIT):
Preferred stock par value $0.0001: 1,000,000 shares authorized:
Series A 8% convertible preferred stock par value $0.0001 per share: stated value of $1,000 per share; 100,000 shares issued and outstanding at September 30, 2015 and June 30, 2015	10	10
Series B convertible preferred stock par value $0.0001 per share: stated value of $1,000 per share; 51 shares issued and outstanding at September 30, 2015 and June 30, 2015	-	-
Common stock, par value $0.0001, 7,500,000,000 shares authorized and 126,337,367 shares issued and outstanding at September 30, 2015 and June 30, 2015	12,634	12,634
Additional paid-in capital	637,269	637,267
Accumulated deficit	(11,403,527)	(4,159,946)
TOTAL STOCKHOLDERS' (DEFICIT)	(10,753,614)	(3,510,035)
NON-CONTROLLING INTEREST	(28,128)	17,995

TOTAL LIABILITIES , STOCKHOLDERS' (DEFICIT) AND NON-CONTROLLING INTEREST	$1,655,526	$2,594,045

See accompanying notes to condensed consolidated financial statements

Harrison, Vickers and Waterman Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

	Three	Three
	Months Ended	Months Ended
	September 30,	September 30,
	2015	2014
	(unaudited)	(unaudited)
	(amended)
REVENUES:
Net revenues - World of Beer	$817,833	$-
Food and beverage costs - World of Beer	(233,983)	-
GROSS PROFIT	583,850	-

Real Estate Loans:
Interest income earned	-	44,100
Interest expense incurred	-	(44,100)
GROSS PROFIT	-	-

TOTAL GROSS PROFIT	583,850	-

OPERATING EXPENSES:
Administrative salaries, taxes and employee benefits	-	37,500
World of Beer other expenses	251,526	-
World of Beer labor costs	247,142	-
Other general and administrative expenses	12,527	2,861
Administrative professional and legal fees	25,900	12,000
Depreciation and amortization	40,102	-
Total Operating Expenses	577,197	52,361

LOSS FROM OPERATIONS	6,653	(52,361)

OTHER INCOME (EXPENSE):
Interest and other financing costs	(357,789)	(1,394)
Change in fair market value of derivative liability	(6,719,460)	-
Derivative expense	(152,957)	-
Total Other Income (Expense)	(7,230,206)	(1,394)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(7,223,553)	(53,755)
Non-controlling interest	(20,027)	-
Provision for income taxes	-	-

NET INCOME (LOSS)	$(7,243,580)	$(53,755)

Basic income (loss) per common share	$(0.06)	$-

Diluted income (loss) per common share	$(0.06)	$-

Weighted average common shares outstanding-basic	126,337,367	124,337,367

Weighted average common shares outstanding-dilted	126,337,367	124,337,367

See accompanying notes to consolidated financial statements

Harrison, Vickers and Waterman Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2015	2014
	(Unaudited)	(Unaudited)
	(restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(7,243,580)	$(53,755)
Adjustment to reconcile net (loss)/income to net cash used in operating activities:
Depreciation and amortization	40,102	-
Derivative expense	152,957	-
Fair value adjustment of convertible notes	6,719,460	-
Amortization of debt discount	283,873	-
Minority interest	20,027	-
Changes in operating assets and liabilities:
Accounts receivable	(100,748)	-
Prepaid expenses and other assets	9,478	-
Inventories	5,970	-
Accounts payable and accrued liabilities	64,893	53,395
Net cash provided/(used) in operating activities	(47,568)	(360)

CASH FLOWS FROM INVESTING ACTIVITIES:
Dividends to World of Beer minority owners	(66,148)	-
Investment in World of Beer franchise	(40,000)	-
Net cash (used) in investing activities	(106,148)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	80,000	-
Net cash provided by financing activities	80,000	-

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(73,716)	(360)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	226,088	361

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$152,372	$1

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

Note 9 – Investment in World of Beer franchise development

A payment of $40,000 was made for the first initial deposit required for the future development of the Milford, Connecticut World of Beer franchise location.

Note 10- Accrued liabilities

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

Note 11 – Convertible Notes Payable

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

Note 13 – Loans payable to minority owners

A total of $51,285 is owed to the 49% owners of the West Hartford, Connecticut World of Beer location. These loans are due on demand and have a 5% interest rate. ABH will be making payments on these loans either via cash flows/profits or dividends as determined by our partners’ directions.

Note 14 – Non -Controlling Interest

Attitude Beer Holding Co. which is owned by HVWC owns 51% of West Hartford WOB LLC which owns the World of Beer franchise store in West Hartford, Connecticut. We record 49% minority interest transactions for that venture.

Note 15 – Stockholders’ Deficit

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

Note 16 – Commitments and Contingencies

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

Note 17 – Subsequent Events

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
Date: June 24, 2016

/S/Roy G. Warren
Roy G. Warren
President and Chief Executive Officer

/S/Tommy E. Kee
Tommy E. Kee
Chief Financial Officer and Principal Accounting Officer