Form 10-Q/A
period 2015-12-31
HARRISON VICKERS & WATERMAN INC
filed 2016-06-27
CIK 1472847

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

Yes ☐ No ☒

As of February 12, 2016, there were 126,337,367 shares of common stock, $0.0001 par value, of the registrant’s issued and outstanding shares.

EXPLANATORY NOTE

This amendment Number 1 on Form 10-Q/A amends the Form 10-Q for the six months ended December 31. 2014 which the Registrant filed with the Securities Exchange Commission (SEC) on February 16, 2016. The Registrant is filing the amendment for the purposes of reversing amortization entries for deferred financing expenses that were written to expense for the fiscal year ended June 30, 2015.

Here is a reconciliation of the changes between the amended results as compared to previous results:

HARRISON, VICKERS AND WATERMAN INC

RESTATED FORM 10Q FOR 12/31/15

	RESTATED	PREVIOUS
BALANCE SHEET:	BALANCE	BALANCE

DEFERRED FINANCING COSTS	-	49,117
GOODWILL	-	4,038,945

TOTAL ASSETS	2,074,038	6,162,100

ADDITIONAL PAID IN CAPITAL	719,913	1,750,512
ACCUMULATED DEFICIT	(5,834,654)	(3,642,207)
STATEMENT OF OPERATIONS:

TOTAL OPERATING EXPENSES	1,181,862	1,200,635

NET LOSS	(1,674,707)	(1,693,480)

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

Deleted previous footnotes 7 and 10 and changed other footnotes numbers (not text) accordingly

Harrison, Vickers and Waterman Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2015	June 30, 2015
	(unaudited)
	(restated)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$66,414	$226,088
Receivable from Attitude Drinks, Incorporated	273,660	131,423
Real estate loans receivable	-	950,000
Inventories	76,226	81,049
Prepaid expenses	19,425	44,192
TOTAL CURRENT ASSETS	435,725	1,432,752

FIXED ASSETS, NET	893,224	962,470

OTHER ASSETS:
Capitalized pre-opening costs - World of Beer	188,349	198,823
Investment in World of Beer franchise development	553,000	-
Deposits	3,740	-
TOTAL OTHER ASSETS	745,089	198,823

TOTAL ASSETS	$2,074,038	$2,594,045

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$183,000	$367,974
Accrued liabilities	445,091	175,000
Derivative liabilities	5,746,209	4,237,890
Real estate loan payable	-	950,000
Convertible notes payable	-	144,699
Loans payable to minority owners	51,910	-
TOTAL CURRENT LIABILITIES	6,426,210	5,875,563

LONG TERM LIABILITIES:
Convertible notes payable	911,536	210,522
TOTAL LONG TERM LIABILITES	911,536	210,522

STOCKHOLDERS' (DEFICIT):
Preferred stock par value $0.0001: 1,000,000 shares authorized:
Series A 8% convertible preferred stock par value $0.0001 per share: stated value of $1,000 per share; 100,000 shares issued and outstanding at December 31, 2015 and June 30, 2015	10	10
Series B convertible preferred stock par value $0.0001 per share: stated value of $1,000 per share; 51 shares issued and outstanding at December 31, 2015 and June 30, 2015	-	-
Common stock, par value $0.0001, 7,500,000,000 shares authorized and 133,002,187 and 126,337,367 shares issued and outstanding at December 31, 2015 and June 30, 2015, respectively	13,300	12,634
Stock subscribtion receivable	(100,000)	-
Additional paid-in capital	719,913	637,267
Deficit accumulated	(5,834,654)	(4,159,946)
TOTAL STOCKHOLDERS' (DEFICIT)	(5,201,431)	(3,510,035)
NON-CONTROLLING INTEREST	(62,277)	17,995

TOTAL LIABILITIES , STOCKHOLDERS' (DEFICIT) AND NON-CONTROLLING INTEREST	$2,074,038	$2,594,045

See accompanying notes to condensed consolidated financial statements

Harrison, Vickers and Waterman Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

	Three	Three	Six	Six
	Months Ended	Months Ended	Months Ended	Months Ended
	December 31,	December 31,	December 31,	December 31,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(amended)		(amended)
REVENUES:
Net revenues - World of Beer	$772,936	$-	$1,590,769	$-
Food and beverage costs - World of Beer	(216,647)	-	(450,630)	-
GROSS PROFIT	556,289	-	1,140,139	-

Real Estate Loans:
Interest income earned	-	44,100	-	88,200
Interest expense incurred	-	(44,100)	-	(88,200)
GROSS PROFIT	-	-	-	-

TOTAL GROSS PROFIT	556,289	-	1,140,139	-

OPERATING EXPENSES:
Administrative salaries, taxes and employee benefits	-	37,500	-	75,000
World of Beer other expenses	308,344	-	559,870	-
World of Beer labor costs	220,514	-	467,656	-
Other general and administrative expenses	37,193	24,034	49,720	26,895
Administrative professional and legal fees	17,285	22,500	43,185	34,500
Depreciation and amortization	40,102	-	80,204	-
Total Operating Expenses	623,438	84,034	1,200,635	136,395

LOSS FROM OPERATIONS	(67,149)	(84,034)	(60,496)	(136,395)

OTHER INCOME (EXPENSE):
Interest and other financing costs	(396,914)	(11,565)	(754,703)	(12,959)
Change in fair market value of derivative liability	8,099,496	3,708	1,380,036	3,708
Loss on extinguishment of debt	(66,648)	-	(66,648)	-
Derivative expense	(2,007,399)	(18,526)	(2,160,356)	(18,526)
Total Other Income (Expense)	5,628,535	(26,383)	(1,601,671)	(27,777)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	5,561,386	(110,417)	(1,662,167)	(164,172)
Non-controlling interest	7,487	-	(12,540)	-
Provision for income taxes	-	-	-	-

NET INCOME (LOSS)	$5,568,873	$(110,417)	$(1,674,707)	$(164,172)

Basic income (loss) per common share	$0.04	$-	$(0.01)	$-

Diluted income (loss) per common share	$0.03	$-	$(0.01)	$-

Weighted average common shares outstanding-basic	132,929,743	124,986,367	129,633,555	124,986,367

Weighted average common shares outstanding-dilted	172,431,393	124,986,367	129,633,555	124,986,367

See accompanying notes to consolidated financial statements

Harrison, Vickers and Waterman Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Six Months	Six Months
	Ended	Ended
	December 31,	December 31,
	2015	2014
	(Unaudited)	(Unaudited)
	(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(1,674,707)	$(164,172)
Adjustment to reconcile net (loss)/income to net cash used in operating activities:
Depreciation and amortization	80,204	-
Derivative expense	2,160,356	18,526
Fair value adjustment of convertible notes	(1,380,036)	(3,708)
Loss on extinguishment of debt	66,648	-
Amortization of debt discount	611,602	10,982
Non-controlling interest	12,540	-
Changes in operating assets and liabilities:
Receivable from Attitude Drinks Incorporated	(142,237)	-
Prepaid expenses and other assets	21,027	-
Inventories	4,823	-
Accounts payable and accrued liabilities	98,401	108,038
Net cash provided/(used) in operating activities	(141,379)	(30,334)

CASH FLOWS FROM INVESTING ACTIVITIES:
Dividends to World of Beer minority owners	(92,811)	-
Purchase of equipment	(484)	-
Investment in World of Beer franchise	(553,000)	-
Net cash (used) in investing activities	(646,295)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	628,000	30,000
Net cash provided by financing activities	628,000	30,000

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(159,674)	(334)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	226,088	361

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$66,414	$27

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

The consolidated financial statements of the Company include all accounts of the Company and its wholly owned subsidiary, Attitude Beer Holding Co. Attitude Beer Holding Co. also owns 51% of the World of Beer location in West Hartford, Connecticut which is also consolidated into the overall results. .All intercompany balances and transactions have been eliminated, and minority interest eliminations and consolidation adjustments have been made.

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

Note 7 – Capitalized Costs

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

Note 8 – Investment in World of Beer franchise development

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

Note 9- Accrued liabilities

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

Note 10 – Derivative Financial Instruments

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

Note 12 – Loans payable to minority owners

A total of $51,910 is owed to the 49% owners of the West Hartford, Connecticut World of Beer location. These loans are due on demand and have a 5% interest rate. ABH will be making payments on these loans either via cash flows/profits or dividends as determined by our partners’ directions.

Note 13 – Non-controlling Interest

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

Note 15 – Commitments and Contingencies

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

Note 16 – Subsequent Events

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon securities

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBIT INDEX

Exhibit		Incorporated	Filed
No.	Documents Description	By Reference	Herewith
3.1	Articles of Incorporation	(1)
3.2	Bylaws	(1)
10.1	Specimen Common Stock Certificate	(1)
10.1A	Form of Subscription Agreement	(2)
10.2	LLC Contribution Agreement	(1)
10.3	Management Agreement with HVW Holdings LLC	(3)
10.4	Securities Purchase Agreement wth HVW Holdings LLC	(3)
10.5	Certficate of Designation of Rights and Preferences for Series A 8% Convertible	(4)
	Preferred Stock
10.6	Certificate of Amendment	(5)
10.7	2013 Equity Incentive Plan	(5)
10.8	Certificate of Designation of Series B Convertible Preferred Stock	(6)
10.9	A Warrant issued to Alpha Capital Anstalt	(6)
10.10	A Warrant issued to Tarpon Bay Partners LLC	(6)
10.11	B Warrant issued to Attitude Drinks Incorporated	(6)
10.12	Secured Convertible Note due 2017 issued to Alpha Capital Anstalt	(6)
10.13	Secured Convertible Note due 2017 issued to Tarpon Bay Partners LLC	(6)
10.14	Additional Investment Right issued to Alpha Capital Anstalt	(6)
10.15	Additional Investment Right issued to Tarpon Bay Partners LLC	(6)
10.16	Asset Purchase Agreement	(6)
10.17	Stock Pledge Agreement	(6)
10.18	Guaranty - Attitude Beer Holding Co.	(6)
10.19	Guaranty - Attitude Drinks Incorporated	(6)
10.20	Purchase Agreement - Alpha Capital Anstalt	(6)

10.21	Purchase Agreement - Attitude Drinks Incorporated	(6)
10.22	Milford Operating Agreement	(7)
10.23	Note issued to Alpha Capital Anstalt on July 29, 2015	(7)
10.24	Warrant to Alpha Capital Anstalt issued on July 29, 2015	(7)
10.25	Convertible Note and Warrant issued to Alpha Capital Anstalt on October 14, 2015	(8)
10.26	Convertible Note and Warrant issued to Tarpon Bay Partners on October 20, 2015	(8)
10.27	Cambridge Operating Agreement	(8)
10.28	Convertible Note and Warrant issued to Alpha Capital Anstalt on November 19, 2015		X
10.29	Convertible Note and Warrant issued to Tarpon Bay Partners on November 19, 2015		X
10.30	Convertible Note and Warrant issued to Alpha Capital Anstalt on December 7, 2015		X
10.31	Convertible Note and Warrant issued to Tarpon Bay Partners on December 7, 2015		X
10.32	Convertible Note and Warrant to Tarpon Bay Partners on January 26, 2016		X
10.33	Joint Venture Agreement		X
21.1	Subsidiary of Registrant
(31)(i)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
(31)(ii)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
(32)(1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X
101.INS	XBRL Instance Document		X
101.SCH	XBRL Taxonomy Extension Schema Document		X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document		X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document		X
101.LAB	XBRL Taxonomy Extension Label Linkbase		X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase		X

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
Date: June 27, 2016

/S/Roy G. Warren
Roy G. Warren
President and Chief Executive Officer

/S/Tommy E. Kee
Tommy E. Kee
Chief Financial Officer and Principal Accounting Officer