Form 10-Q
period 2016-03-31
HARRISON VICKERS & WATERMAN INC
filed 2016-06-27
CIK 1472847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the nine months period ended March 31, 2016

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

Yes ☒ No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐.

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

Yes ☐ No ☒.

As of June 22, 2016, there were 192,392,024 shares of common stock, $0.0001 par value, of the registrant’s issued and outstanding shares.

Harrison, Vickers and Waterman Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31, 2016	June 30, 2015
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$79,606	$226,088
Receivable from Attitude Drinks, Incorporated	321,811	131,423
Real estate loans receivable	-	950,000
Inventories	71,382	81,049
Prepaid expenses	7,874	44,192
TOTAL CURRENT ASSETS	480,673	1,432,752

FIXED ASSETS, NET	851,024	962,470

OTHER ASSETS:
Capitalized pre-opening costs - World of Beer	183,114	198,823
Investment in World of Beer franchise development	1,154,250	-
Deposits	13,505	-
TOTAL OTHER ASSETS	1,350,869	198,823

TOTAL ASSETS	$2,682,566	$2,594,045

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$180,112	$367,974
Accrued liabilities	537,984	175,000
Derivative liabilities	10,164,872	4,237,890
Real estate loan payable	-	950,000
Convertible notes payable	-	144,699
Loans payable to minority owners	52,118	-
TOTAL CURRENT LIABILITIES	10,935,086	5,875,563

LONG TERM LIABILITIES:
Convertible notes payable	1,308,544	210,522
TOTAL LONG TERM LIABILITES	1,308,544	210,522

STOCKHOLDERS' (DEFICIT):
Preferred stock par value $0.0001: 1,000,000 shares authorized:
Series A 8% convertible preferred stock par value $0.0001 per share: stated value of $1,000 per share; 99,000 shares issued and outstanding at March 31, 2016 and 100,000 shares issued and outstanding at June 30, 2015	10	10
Series B convertible preferred stock par value $0.0001 per share: stated value of $1,000 per share; 51 shares issued and outstanding at March 31, 2016 and June 30, 2015	-	-
Common stock, par value $0.0001, 7,500,000,000 shares authorized and 149,977,595 and 126,337,367 shares issued and outstanding at March 31, 2016 and June 30, 2015, respectively	14,998	12,634
Additional paid-in capital	789,051	637,267
Accumulated deficit	(10,282,835)	(4,159,946)
TOTAL STOCKHOLDERS' (DEFICIT)	(9,478,776)	(3,510,035)
NON-CONTROLLING INTEREST	(82,288)	17,995

TOTAL LIABILITIES , STOCKHOLDERS' (DEFICIT) AND NON-CONTROLLING INTEREST	$2,682,566	$2,594,045

See accompanying notes to condensed consolidated financial statements

Harrison, Vickers and Waterman Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

	Three	Three	Nine	Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	March 31,	March 31,	March 31,	March 31,
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES:
Net revenues - World of Beer	$672,481	$-	$2,263,250	$-
Food and beverage costs - World of Beer	(187,110)	-	(637,740)	-
GROSS PROFIT	485,371	-	1,625,510	-

Real Estate Loans:
Interest income earned	-	45,833	-	134,033
Interest expense incurred	-	(45,833)	-	(134,033)
GROSS PROFIT	-	-	-	-

TOTAL GROSS PROFIT	485,371	-	1,625,510	-

OPERATING EXPENSES:
Administrative salaries, taxes and employee benefits	-	(175,000)	-	(100,000)
World of Beer other expenses	222,858	-	782,728	-
World of Beer labor costs	212,106	-	679,762	-
Other general and administrative expenses	31,952	652	81,672	27,547
Administrative professional and legal fees	31,760	5,000	74,945	39,500
Depreciation and amortization	40,103	-	120,307	-
Total Operating Expenses	538,779	(169,348)	1,739,414	(32,953)

LOSS FROM OPERATIONS	(53,408)	169,348	(113,904)	32,953

OTHER INCOME (EXPENSE):
Interest and other financing costs	(486,653)	(11,761)	(1,241,356)	(24,721)
Change in fair market value of derivative liability	(3,025,059)	5,783	(1,645,023)	9,491
Loss on extinguishment of debt	66,648	-	-	-
Loss on conversion of debt and preferred stock	(125,545)	(2,600)	(125,545)	(2,600)
Derivative expense	(824,959)	(1,289)	(2,985,315)	(19,814)
Total Other Income (Expense)	(4,395,568)	(9,867)	(5,997,239)	(37,644)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(4,448,976)	159,481	(6,111,143)	(4,691)
Non-controlling interest	795	-	(11,745)	-
Provision for income taxes	-	-	-	-

NET INCOME (LOSS)	$(4,448,181)	$159,481	$(6,122,888)	$(4,691)

Basic income (loss) per common share	$(0.03)	$-	$(0.05)	$-

Diluted income (loss) per common share	$(0.03)	$-	$(0.05)	$-

Weighted average common shares outstanding-basic	136,504,266	124,470,700	131,907,136	124,381,163

Weighted average common shares outstanding-diluted	136,504,266	124,470,700	131,907,136	124,381,163

See accompanying notes to consolidated financial statements

Harrison, Vickers and Waterman Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Nine Months	Nine Months
	Ended	Ended
	March 31,	March 31,
	2016	2015
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(6,122,888)	$(4,691)
Adjustment to reconcile net (loss)/income to net cash used in operating activities:
Depreciation and amortization	120,307	-
Derivative expense	2,985,315	19,814
Fair value adjustment of convertible notes	1,645,023	(9,491)
Loss on conversion of debt and preferred stock	125,545	2,600
Amortization of debt discount	1,016,735	19,658
Non-controlling interest	11,745	-
Changes in operating assets and liabilities:
Real estate loans	-	520,000
Receivable from Attitude Drinks Incorporated	(190,388)	-
Prepaid expenses and other assets	22,813	-
Inventories	9,667	-
Accounts payable and accrued liabilities	137,714	(60,751)
Net cash provided/(used) in operating activities	(238,412)	487,139

CASH FLOWS FROM INVESTING ACTIVITIES:
Dividends to World of Beer minority owners	(112,028)	-
Purchase of equipment	(484)	-
Investment in World of Beer franchise	(1,154,250)	-
Reclassification to other accounts	7,334	-
Net cash (used) in investing activities	(1,259,428)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on secured promissory note	-	(520,000)
Loans payable to minority owners	52,118	-
Proceeds from convertible notes payable	1,299,240	32,500
Net cash provided by financing activities	1,351,358	(487,500)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(146,482)	(361)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	226,088	361

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$79,606	$-

See accompanying notes to condensed consolidated financial statements

Harrison, Vickers and Waterman Inc. and Subsidiaries

March 31, 2016

Notes to the Consolidated Financial Statements

(Unaudited)

Note 1 – Organization, Basis of Presentation and Significant Accounting Policies

(a) Organization

We were incorporated on June 5, 2008, under the laws of the State of Nevada under the name Sharp Performance Inc. From inception until September 2013, our business focus was on the provision of consulting services to the American automotive industry. On October 24, 2013, we changed our name to Harrison, Vickers & Waterman Inc. in conjunction with the change in our business focus. In connection with our shift to a new business focus on August 18, 2015, we filed a Definitive Information statement with the Securities and Exchange Commission to change our name to Attitude Beer, Inc., and we expect to file the Certificate of Amendment to our Certificate of Incorporation to effectuate the name change in the second half of 2016.

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

There were 4,320,353,271 potentially outstanding dilutive common shares for the reporting period ended March 31, 2016 although there is a 9.99% limit of the outstanding common shares that can be converted to common shares.

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

In February, 2016, the Financial Accounting Standards Board issued an ASU that contained guidance about Leases (Topic 842). This topic provides guidance in that a lessee should recognize the assets and liabilities that arise from operating leases. For operating leases as we have no finance or capital leases, the lessee is required to do the following: (1) Recognize a right-of-use assets and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position; (2) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis; (3) classify all cash payments within operating activities in the statement of cash flows. This pronouncement probably will relate to our leases for our World of Beer locations and are to be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. As such, we will prepare the needed calculations beginning in our fiscal year July 1, 2017 that ends June 30. 2018. The Company believes there is no change needed until July 1 2017.

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

Note 3- Receivable from Attitude Drinks Incorporated

Attitude Drinks Incorporated is the majority owner of the Company.  Occasionally, cash is forwarded to and from the entities, and a receivable/payable balance is established. As of the report date, the Company had a receivable of $321,811 that is due from Attitude Drinks Incorporated.

Note 4 – Inventories

Inventories, as estimated by management, currently consist of inventory for the World of Beer franchise location in West Hartford, Connecticut and are stated at the lower of cost on the first in, first-out method or market. The inventory is comprised of the following:

	March 31, 2016	June 30, 2015
	(unaudited)
Bottled and Draft Beer	$40,692	$46,190
Other alcoholic beverages	17,018	11,141
Food items	7,941	11,399
Other Items	5,731	12,319
Total inventories	$71,382	$81,049

Note 5 – Prepaid expenses

Prepaid expenses represent mainly prepaid insurance premiums in the amount of $7,351 that will be written off over the length of the applicable insurance policies.

Note 6 – Property and Equipment

Property and equipment relate to the fixtures at the West Hartford, Connecticut World of Beer location which are as follows:

	March 31,	June 30,
Property Description	2016	2015	Depreciable life
	(unaudited)
Tenant improvement	$489,812	$489,812	20 years
Bar equipment	236,109	236,109	10 years
Communications equipment	88,210	88,210	5 years
Capitalized permitting and fees	46,290	46,290	15 years
Other	155,933	162,783	5-7 years
	1,016,354	1,023,204
Accumulated depreciation	(165,330)	(60,734)
Total net property and equipment	$851,024	$962,470

Depreciation expense recorded for the nine months ended March 31, 2016 was $120,307.

Note 7 – Capitalized Costs

Capitalized costs represent all costs incurred at the West Hartford, Connecticut World of Beer location prior to its opening date. Such costs include:

	March 31,	June 30,
	2016	2015
Description	Amount	Amount
	(unaudited)
Pre-opening labor costs	$66,734	$66,734
Franchise fees	45,000	45,000
Training fees	28,857	28,857
Legal fees	22,615	22,615
Start-up costs	19,557	19,557
Other	25,181	25,182
Accumulated amortization	(24,830)	(9,122)

Total	$183,114	$198,823

Amortization expense recorded for the nine months ended March 31, 2016 was $15,709.

Note 8 – Investment in World of Beer franchise development

Milford, Connecticut

Total payments of $659,250 were made for the future development of the Milford, Connecticut World of Beer franchise location. Additional investments for this location will be made in 2016 for the eventual opening in April 2016.

Cambridge, Massachusetts

Total payments of $355,000 were made for the future development of the Cambridge, Massachusetts World of Beer franchise location. . As with Milford, additional investments for this location will be made in 2016 for the eventual opening around July, 2016.

Southeast Florida

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

Note 9- Accrued liabilities

Accrued liabilities consist of the following for March 31, 2016 and June 30, 2015:

	March 31,	June 30,
	2016	2015
	(unaudited)
Accrued payroll and related taxes	$201,822	$175,000
Accrued interest payable	256,522	-
Accrued professional fees	18,200	-
Accrued World of Beer expenses	6,892	-
Accrued personal property taxes	28,500	-
Accrued lease liability	26,048	-
Total Accrued Liabilities	$537,984	$175,000

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

Summary of Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheets:

Fair Value Measurements at March 31, 2016
		Quoted	Significant
	Total	Prices in	Other	Significant
	Carrying	Active	Observable	Unobservable
	Value at	Markets	Inputs	Inputs
	March 31, 2016	(Level 1)	(Level 2)	(Level 3)
Conversion feature liability	$10,164,872	$-	$-	$10,164,872

Summary of the Changes in Fair Value of Level 3 Financial Liabilities

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended March 31, 2016:

	Fair Value Measurements at March 31, 2016
	Derivative
	liability	Total

Balance, June 30, 2015	$4,237,890	$4,237,890
Purchases, issuances and settlements	2,941,667	2,941,667
Total gans or losses (realized/unrealized)
Included in net (income) loss	2,985,315	2,985,315
Included in other comprehensive income
Transfers in and/or out of Level 3
Balance, March 31, 2016	$10,164,872	$10,164,872

Note 11 – Convertible Notes Payable

Convertible Notes payable are as follows:

RECAP ANALYSIS OF ALL CONVERTIBLE NOTES PAYABLE

FOR THE NINE MONTHS ENDED MARCH 31, 2016

Outstanding
Face Value
Convertible	Issue		Default	$ Amount	Interest
Note Amounts	Date	Due Date	Yes/No	Past Due	Rate

$13,633	9/1/2013	4/1/2017	No	-	10%
2,500	10/9/2013	4/1/2017	No	-	10%
5,000	10/23/2013	4/1/2017	No	-	10%
5,000	1/31/2014	4/1/2017	No	-	10%
10,000	5/15/2014	4/1/2017	No	-	10%
5,000	5/30/2014	4/1/2017	No	-	10%
25,000	9/24/2014	4/1/2017	No	-	10%
5,000	10/24/2014	4/1/2017	No	-	10%
2,500	3/16/2015	4/1/2017	No	-	10%
2,174,167	4/21/2015	4/21/2017	No	-	10%
13,250	4/27/2015	4/1/2017	No	-	10%
7,500	5/8/2015	4/1/2017	No	-	10%
80,000	7/29/2015	7/29/2017	No	-	10%
78,000	10/14/2015	10/14/2017	No	-	10%
35,000	10/20/2015	10/20/2017	No	-	10%
325,000	11/19/2015	11/19/2017	No	-	10%
110,000	11/19/2015	11/19/2017	No	-	10%
446,245	1/26/2016	1/26/2018	No	-	10%
200,000	2/29/2016	2/28/2018	No	-	10%
25,000	3/24/2016	3/24/2018	No	-	10%

$3,567,795				$-

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

On January 26, 2016, we issued two convertible notes payable to two different accredited investors, one for $343,745 and the other for $102,500 for a total of $446,245 with a maturity date of January 26, 2018 at an interest rate of ten percent per annum. In addition, we issued two different warrants for a total to purchase up to 356,996,000 shares of our common stock at a price of $0.0025 with an expiration date of January 26, 2023.

On February 29, 2016, we issued a convertible note payable for $200,000 with a maturity date of February 28, 2018 at an interest rate of ten percent per annum. In addition, we issued a warrant to purchase a total of 160,000,000 shares of our common stock at a price of $0.0025 with an expiration date of February 28, 2023.

On March 14, 2016, we issued a convertible note payable for $25,000 with a maturity date of March 14, 2018 at an interest rate of ten percent per annum. In addition, we issued a warrant to purchase a total of 20,000,000 shares of our common stock at a price of $0.0025 with an expiration date of March 14, 2023.

Note 12 – Loans payable to minority owners

A total of $52,118 is owed to the 49% owners of the West Hartford, Connecticut World of Beer location. These loans are due on demand and have a 5% interest rate. ABH will be making payments on these loans either via cash flows/profits or dividends as determined by our partners’ directions.

Note 13 – Non –controlling Interest

Attitude Beer Holding Co. which is owned by HVWC owns 51% of West Hartford WOB LLC which owns the World of Beer franchise store in West Hartford, Connecticut. We record 49% minority interest transactions for this venture.

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

On April 21, 2015, we issued 5,000 new shares of the Series A Convertible Preferred Stock to another investor. On March 21, 2015, 1,000 shares of the Series A Convertible Preferred Stock were converted into 1,056,075 shares of common stock.

On March 21, 2016 one investor converted 1,000 shares of Series A Convertible Preferred Stock for 1,056,075 shares of common stock.

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

On October 2, 2015, we issued 6,664,820 shares of the Company’s common stock for the conversion of $9,670 in convertible notes payable and $6,992 in accrued interest payable at a conversion price of $.0025. As these notes were not originally convertible and subsequently were changed to convertible notes, we had to recognize a loss of $66,648 on the conversion of this converted debt as there were no embedded derivatives.

On March 12, 2016, we issued 10,262,200 shares of the Company’s common stock for the conversion of $7,650 in convertible notes payable and $47 in accrued interest payable at a conversion price of $.00075.

On March 14, 2016, we issued 5,657,133 shares of the Company’s common stock for the conversion of $3,075 in convertible notes payable and $1,168 in accrued interest payable at a conversion price of $.00075.

As noted above in the Series A Convertible Preferred Stock section, we issued 1,056,075 shares of the Company’s common stock for the conversion of 1,000 shares of this convertible preferred stock.

At March, 2016, the Company had issued and outstanding 149.977.595 shares of common stock with no shares owned by our officers.

Common Stock Warrants

As of March 31, 2015, the Company had a total of 2,771,631,733 warrants which includes the issuance of 64,000,000 new warrants on July 29, 2015, 90,400,000 new warrants during the month of October, 2015, 348,000,000 new warrants during the month of November, 2015, 80,000,000 new warrants during the month of December, 2015, 356,996,000 new warrants during the month of January, 2016 and 20,000,000 new warrants during the month of March, 2016. No warrants have been exercised.

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

No shares have been issued under any plan as of March 31, 2016.

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

Years ending June 30,	Amount

2016	$33,230
2017	134,918
2018	138,965
2019	143,134
2020	147,428
thereafter	719,481
$1,317,157

Rent expense recorded for the nine months ended March 31, 2016 was $171,999.

Note 16 – Subsequent Events

On April 1, 2016, we issued a convertible note for $212,500 with a maturity date of April 1, 2018 at an interest rate of 10%. In addition, we issued a warrant for this note to purchase up to 170,000,000 shares of common stock at an exercise price of $.0025.

On April 1, 2016, we issued a convertible note for $300,000 with a maturity date of April 1, 2018 at an interest rate of 10%. In addition, we issued a warrant for this note to purchase up to 240,000,000 shares of common stock at an exercise price of $.0025.

On April 7, 2016, we issued 7,485,413 shares of common stock for two conversions with the first on $2,000 convertible debt and $494 accrued interest and the second conversion of $2,500 convertible debt and $620 accrued interest with both converted at a conversion price of $.00075 .

On April 8, 2016, we issued 4,984,667 shares of common stock for the conversion of $3,675 convertible debt and $63 accrued interest at a conversion price of $.00075.

On April 20, 2016, we issued 1,056,075 shares of common stock for the conversion of 1,000 shares of Series a Convertible Preferred Stock.

On April 21, 2016, we issued 6,780,627 shares of common stock for the conversion of $5,050 convertible debt and $35 accrued interest at a conversion price of $.00075

On April 25, 2016, we issued a convertible note for $200,000 with a maturity date of April 25, 2018 at an interest rate of 10%. In addition, we issued a warrant for this note to purchase up to 80,000,000 shares of common stock at an exercise price of $.0025.

On May 9, 2016, we issued a convertible note for $300,000 with a maturity date of May 9, 2018 at an interest rate of 10%. In addition, we issued a warrant for this note to purchase up to 240,000,000 shares of common stock at an exercise price of $.0025.

On May 9, 2016, we issued a convertible note for $100,000 with a maturity date of May 9, 2018 at an interest rate of 10%. In addition, we issued a warrant for this note to purchase up to 80,000,000 shares of common stock at an exercise price of $.0025.

On May 20, 2016, we issued 11,439,010 shares of common stock for the conversion of $10,000 convertible debt and $2,011 accrued interest at a conversion price of $.00105.

On May 20, 2016, we issued 4,708,867 shares of common stock for the conversion of $4,908 convertible debt and $36 accrued interest at a conversion price of $.00105.

On May20, 2016, we issued a convertible note for $100,000 with a maturity date of May 20, 2018 at an interest rate of 10%. In addition, we issued a warrant for this note to purchase up to 80,000,000 shares of common stock at an exercise price of $.0025.

On May 23, 2016, we issued 5,959,770 shares of common stock for the conversion of $5,000 convertible debt and $1,257 accrued interest at a conversion price of $.00105.

On May25, 2016, we issued a convertible note for $300,000 with a maturity date of May 25, 2018 at an interest rate of 10%. In addition, we issued a warrant for this note to purchase up to 240,000,000 shares of common stock at an exercise price of $.0025.

On May26, 2016, we issued a convertible note for $25,000 with a maturity date of May 26, 2018 at an interest rate of 10%. In addition, we issued a warrant for this note to purchase up to 20,000,000 shares of common stock at an exercise price of $.0025.

On June 8, 2016, we issued a convertible note for $50,000 with a maturity date of June 8, 2018 at an interest rate of 10%. In addition, we issued a warrant for this note to purchase up to 40,000,000 shares of common stock at an exercise price of $.0025.

On June 8, 2016, we issued a convertible note for $150,000 with a maturity date of June 8, 2018 at an interest rate of 10%. In addition, we issued a warrant for this note to purchase up to 120,000,000 shares of common stock at an exercise price of $.0025.

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

History and Other Information

We were incorporated on June 5, 2008, under the laws of the State of Nevada under the name of Sharp Performance Inc. From inception until September 2013, our business focus was on the provision of consulting services to the American automobile industry. On October 24, 2013, we changed our name to Harrison, Vickers and Waterman Inc. in conjunction with the change in our business focus. As we have now changed our business only to the development and operations of World of Beer franchises, we recently filed a Definitive Statement to change our name to Attitude Beer, Inc. which we expect to file the Certificate of Amendment to our Certificate of Incorporation to effectuate the name change in 2016.

Our mailing address is 11231 U.S. Highway 1, #201, North Palm Beach, FL 33408. Our telephone number is (561) 227-2727. Our fiscal year end is June 30 th.

Plan of Operations

We are continuing to seek other sources of financing to develop our business plan, implement our sales and marketing plan to meet other operational expense requirements and to find and develop new World of Beer locations not only in our protected territories but as well as in other locations throughout the United States. Historically, we have had to rely on convertible debt financings to cover operating costs. Based on the available cash, we have no assurance that we will be able to obtain additional funding to sustain our operations. If we do not obtain additional funding, we may need to cease operations until we do so and, in that event, may consider a sale of our interest in the World of Beer locations if we do not continue to obtain the proper financing for our needs. However, certain of our convertible debt obligations for $3,567,795 are secured by our assets. Failure to fulfill our obligations under these notes and related agreements could lead to the loss of these assets, which would be detrimental to our operations.

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

Results of Operations for the Nine Months Ended March 31, 2016 As Compared to March 31, 2015

Commensurate with the change in business model described under “General” above, the Company generated $2,263,250 in net revenues for the nine months ended March 31, 2016. These are revenues associated with the operations of the West Hartford World of Beer location. For the nine months ended March 31, 2015, the Company did not own any World of Beer franchises, thus producing no prior year revenues.

Administrative Salaries, taxes and employee benefits were zero for the nine months ended March 31, 2016 as compared to $(100.000) for the prior year which was an accrual adjustment. There are no corporate employees in 2016 as Attitude Drinks Incorporated’s employees provide all needed management services for the Company.

We reported $782,728 other expenses and $679,762 labor costs for the West Hartford World of Beer location. There are no prior year comparison figures as we did not buy the first World of Beer location until April, 2015.

General and administrative expenses increased $54,125 over the prior year mainly due to increased investor relations and costs for the March 31, 2016 reporting period.

Professional fees increased $35,445 for the nine months period ended March 31, 2016 versus March 31, 2015, primarily due to increased accounting and legal fees incurred in 2016.

Depreciation and amortization expenses were $120,307 for the nine months ended March 31, 2016 as there were no comparison figures for the prior year as we did not purchase the first World of Beer location until April, 2015.

Results of Operations for the Three Months Ended March 31, 2016 As Compared to March 31, 2015

Commensurate with the change in business model described under “General” above, the Company generated $672,481 in net revenues for the three months ended March 31, 2016. These are revenues associated with the operations of the West Hartford World of Beer location. There are no comparison figures for the prior year as we did not purchase the first World of Beer location until April, 2015. Administrative Salaries, taxes and employee benefits were zero for the three months ended March 31, 2016 as compared to $(175,000) for the prior year as this amount represented an accrual adjustment. There are no corporate employees in 2015 as Attitude Drinks Incorporated’s employees provide all needed management services for the Company.

We reported $222,858 other expenses and $212,106 labor costs for the World of Beer location. There are no prior year comparison figures as we did not buy the first World of Beer location until April, 2015.

General and administrative expenses increased $31,300 mainly due to increased investor relations costs in 2016.

Professional fees increased $26,760 for the three months period ended March 31, 2016 versus March 31, 2015, primarily due to the increased need for legal services in 2016.

Depreciation and amortization expenses were $40,103 for the three months ended March 31, 2016 as there were no comparison figures for the prior year as we did not purchase the first World of Beer location until April, 2015.

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

On January 26, 2016, we issued two convertible notes payable, one to Alpha Capital Anstalt for $343,745 and one to Tarpon Bay Partners LLC for $102,500.

On February 29, 2016, we issued a convertible note payable to Alpha Capital Anstalt for $200,000.

On March 14, 2016, wee issued a convertible note payable to Tarpon Bay Partners LLC for $25,000.

Proceeds of the above financing were used for payments on the new Milford, Connecticut World of Beer location for $659,250 and $355,000 for payments on the new Cambridge, Massachusetts World of Beer location. The rest was used for working capital purposes.

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

Dividend Distributions:

We have received a total of $116,600 in dividend distributions from the operations of the West Hartford, Connecticut World of Beer location. These funds were used for working capital purposes.

Our cash balance at March 31, 2016 was $79,606, a decrease of $146,482 from June 30, 2015, mainly due to slower seasonal activities and the payment of dividends to the Company and our joint venture partners.

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

We do not believe that we have sufficient funds on hand to fully implement our business operations or to meet our cash obligations for the next 12-months period. As a result, we may need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of convertible debt financing. At this time, we cannot provide investors with any assurance that we will be able to generate sufficient funding from the sale of our common stock or through issuance of debt to meet our obligations over the next 12 months. We do have Additional Investment Rights from two accredited investors for a total of $5,000,000 in which a total of $1,374,245 has been exercised to be used for the development of new World of Beer franchise locations, but there is no assurance that these investors will continue to provide financings for these ventures. We will seek new investors especially in new territories’ developments present themselves.

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

We may not be profitable.

We expect to incur operating losses for the foreseeable future. For the nine months ended March 31, 2016, we had a loss from operations of $(113,904) which includes $120,307 in depreciation and amortization expense for a net profit of operations of $6,403 as compared to a profit from operations of $32,953 for the nine months ended March 31, 2015. Our ability to become profitable depends on our ability to have successful operations and generate and sustain revenues, while maintaining reasonable expense levels, all of which are uncertain in light of our limited operating history in our current line of business and our beginning of our new food and beverage line of business.

Our auditors have substantial doubt about our ability to continue as a going concern.

Our auditors’ report reflects the fact that the ability of our Company to continue as a going concern and expresses substantial doubt about our ability to continue as a going concern. This substantial doubt is due to our lack of committed funding and lack of revenue. Our consolidated financial statements reported a net loss of ($6,122,888) for the nine months ended March 31, 2016 which includes a change in the fair market value of our derivative liabilities as well as derivative expense. If we are unable to continue as a going concern, you will lose your investment. You should not invest in us unless you can afford to lose your entire investment. See the notes to our Financial Statements.

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

Our Former CEO and Director believes he is owed $175,000

We had accrued $175,000 to our former CEO and Sole Director, James Giordano.  Upon Mr. Giordano’s exit from our firm, we arranged for the purchase of his common shares held as complete compensation for his tenure here.  All other liabilities to Mr. Giordano for services rendered were eliminated.  Mr. Giordano disputes this assertion and has filed a lawsuit with the State of Connecticut on April 24, 2016 against the Company for this dispute.  If we are required to remit to Mr. Giordano $175,000, it will take away funds from operating and expanding the business, which may greatly harm our cash position and growth potential.

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through issuance of additional shares of our common stock.

We have no committed source of financing. Wherever possible, our Board of Directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of shares of our stock. As of the date of this Report, we have 7,500,000,000 authorized shares of common stock of which 149,977,595 are currently outstanding. We also have 1,000,000 shares of preferred stock authorized of which 100,000 shares have been designated as Series A Convertible Preferred Stock which 99,000 shares are outstanding and maybe converted into 99,000,000 shares of common stock. We also have designated and issued 51 shares of Series B Convertible Preferred Stock that may be converted into 51,000 shares of common stock. Our Board of directors has authority, without action or vote of the shareholders, to issue all or part of the remaining authorized but unissued common shares. The preferred shares are subject to certain rights of the holders of the Series A and B Convertible Preferred Stock and may also be issued without the vote of the common stockholders. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders and may further dilute common stock book value. Such dilution may be substantial. Such issuances may also serve to enhance existing management’s ability to maintain control of the Company because the shares may be issued to parties or entities committed to supporting existing management.

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

Persons who have beneficially owned restricted shares of our common stock or warrants for at least six months but who are our affiliates at the time of, or at any time during the three months preceding, a sale, would be subject to additional restrictions, by which such person would be entitled to sell within any three-month period only a number of securities that does not exceed 1% of the total number of shares of our common stock then outstanding, which would equal 1,499,776 shares of our common stock immediately after this offering, for a company trading on the pink sheets or Over-the-Counter Bulletin Board such as us.

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

PART II.

ITEM 1. LEGAL PROCEEDINGS

James Giordano, our previous CEO, filed a lawsuit on August 26, 2015 since refiled on April 14, 2016 in the State of Connecticut in Hartford County. The claim is in a total amount of no less than $220,833 for past salaries.  The Company does not agree with this complaint and will respond as soon as practical. The Company has recorded a liability of $175,000 in regards to the disputed claim.

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

On January 26, 2016, we issued two convertible notes payable, one to Alpha Capital Anstalt for $343,745 and one to Tarpon Bay Partners LLC for $102,500 with a maturity date of January 26, 2018 at an interest rate of ten percent per annum. We also issued two different warrants for a total to purchase up to 356,996,000 shares of our common stock at a price of $.0025 with an expiration date of January 26, 2023.

On February 29, 2016, we issued a convertible note payable to Alpha Capital Anstalt for $200,000 with a maturity date of February 28, 2018 at an interest rate of ten percent per annum. We also issued a warrant to purchase up to 160,000,000 shares of our common stock at a price of $.0025 with an expiration date of February 28, 2023.

On March 14, 2016, we issued a convertible note payable to Tarpon Bay Partners LLC for $25,000 with a maturity date of March 14, 2018 at an interest rate of ten percent per annum. We also issued a warrant to purchase up to 20,000,000 shares of our common stock at a price of $.0025 with an expiration date of March 14, 2023.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon securities

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBIT INDEX

Exhibit		Incorporated	Filed
No.	Documents Description	By Reference	Herewith
3.1	Articles of Incorporation	(1)
3.2	Bylaws	(1)
10.1	Specimen Common Stock Certificate	(1)
10.1A	Form of Subscription Agreement	(2)
10.2	LLC Contribution Agreement	(1)
10.3	Management Agreement with HVW Holdings LLC	(3)
10.4	Securities Purchase Agreement wth HVW Holdings LLC	(3)
10.5	Certificate of Designation of Rights and Preferences for Series A 8% Convertible Preferred Stock	(4)
10.6	Certificate of Amendment	(5)
10.7	2013 Equity Incentive Plan	(5)
10.8	Certificate of Designation of Series B Convertible Preferred Stock	(6)
10.9	A Warrant issued to Alpha Capital Anstalt	(6)
10.10	A Warrant issued to Tarpon Bay Partners LLC	(6)
10.11	B Warrant issued to Attitude Drinks Incorporated	(6)
10.12	Secured Convertible Note due 2017 issued to Alpha Capital Anstalt	(6)
10.13	Secured Convertible Note due 2017 issued to Tarpon Bay Partners LLC	(6)
10.14	Additional Investment Right issued to Alpha Capital Anstalt	(6)
10.15	Additional Investment Right issued to Tarpon Bay Partners LLC	(6)
10.16	Asset Purchase Agreement	(6)
10.17	Stock Pledge Agreement	(6)
10.18	Guaranty - Attitude Beer Holding Co.	(6)
10.19	Guaranty - Attitude Drinks Incorporated	(6)
10.20	Purchase Agreement - Alpha Capital Anstalt	(6)

10.21	Purchase Agreement - Attitude Drinks Incorporated	(6)
10.22	Milford Operating Agreement	(7)
10.23	Note issued to Alpha Capital Anstalt on July 29, 2015	(7)
10.24	Warrant to Alpha Capital Anstalt issued on July 29, 2015	(7)
10.25	Convertible Note and Warrant issued to Alpha Capital Anstalt on October 14, 2015	(8)
10.26	Convertible Note and Warrant issued to Tarpon Bay Partners on October 20, 2015	(8)
10.27	Cambridge Operating Agreement	(8)
10.28	Convertible Note and Warrant issued to Alpha Capital Anstalt on November 19, 2015	(9)
10.29	Convertible Note and Warrant issued to Tarpon Bay Partners on November 19, 2015	(9)
10.30	Convertible Note and Warrant issued to Alpha Capital Anstalt on December 7, 2015	(9)
10.31	Convertible Note and Warrant issued to Tarpon Bay Partners on December 7, 2015	(9)
10.32	Convertible Note and Warrant to Tarpon Bay Partners on January 26, 2016	(9)
10.33	Joint Venture Agreement	(9)
10.34	Convertible Note and Warrant to Alpha Capital Anstalt on January 26, 2016		X
10.35	Convertible Note and Warrant to Alpha Capital Anstalt on February 29, 2016		X
10.36	Convertible Note and Warrant to Tarpon Bay Partners on March 14, 2016		X
10.37	Convertible Note and Warrant to Alpha Capital Anstalt on April 1, 2016		X
10.38	Convertible Note and Warrant to Southridge Partners II LP on April 1, 2016		X
10.39	Convertible Note and Warrant to EMA Financial, LLC on April 25,2016		X
10.40	Convertible Note and Warrant issued to Alpha Capital Anstalt on May 9, 2016		X
10.41	Convertible Note and Warrant issued to Southridge Partners II LP on May 9, 2016		X
10.42	Convertible Note and Warrant issued to Southridge Partners II LP on May 20, 2016		X
10.43	Convertible Note and Warrant issued to Alpha Capital Anstalt on May 25, 2016		X
10.44	Convertible Note and Warrant issued to Alpha Capital Anstalt on May 26, 2016		X
10.45	Convertible Note and Warrant issued to Southridge Partners II LP on June 8, 2016		X
10.46	Convertible Note and Warrant issued to Alpha Capital Anstalt on June 8, 2016		X
21.1	Subsidiary of Registrant

(31)(i)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
(31)(ii)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
(32)(1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

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

(5) previously filed as an exihibit on Form 8-K on October 25, 2013 (SEC Accession No. 0001078782-13-002087)

(6) previously filed as an exhibit on Form 8-K on April 27, 2015 (SEC Accession No. 0001144204-15-025280)

(7) previously filed as an exhibit on Form 10-K on September 9, 2015 (SEC Accession No. 0001078782-15-0001462)

(8) previously filed as an exhibit on Form 10-Q on November 16, 2015 (SEC Accession No. 0001615774-15-003277)

(9) previously filed as an exhibit on Form 10-Q on February 16, 2016 (SEC Accession No. 0001615774-16-004189)

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