Form 10-K
period 2016-06-30
HARRISON VICKERS & WATERMAN INC
filed 2024-11-12
CIK 1472847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2016

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number ____________

HARRISON, VICKERS & WATERMAN, INC.

(Name of Registrant as Specified in Its Charter)

Wyoming	26-2883037
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

120 Pebble Trail

Alpharetta, GA 30009

(Address of principal executive offices) (Zip Code)

(770) 235-6053

(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common stock, par value $0.00001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes   ☒ No

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) Of the Act. ☐ Yes   ☒ No

Indicate by check mark whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes   ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files) ☐ Yes   ☒ No

i

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

As of December 5, 2022 the registrant had 6,564,838,949 shares of common stock issued and outstanding.

FORWARD-LOOKING STATEMENTS

This Report on Form 10-K (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1934, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. Forward-looking statements present our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements involve risks and uncertainties and include statements regarding, among other things, our projected revenue growth and profitability, our growth strategies and opportunity, anticipated trends in our market and our anticipated needs for working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plans,” “potential,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend” or the negative of these words or other variations on these words or comparable terminology.

From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-Q and 8-K, in our press releases, in our presentations, on our website and in other materials released to the public. Any or all of the forward-looking statements included in this Report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise. All data presented is as of June 30, 2016.

For discussion of factors that we believe could cause our actual results to differ materially from expected and historical results see “Item 1A - Risk Factors” below.

In this Report, unless otherwise indicated or the context otherwise requires, “Harrison, Vickers & Waterman, Inc., the “Company”, “we”, “us” or “our” refer to Harrison, Vickers & Waterman, Inc., Inc., a Wyoming corporation, and its subsidiaries.

PART I

Item 1. Business.

Overview

Corporate History

We were incorporated on June 5, 2008, under the laws of the State of Nevada under the name Sharp Performance Inc. From inception until September 2013, our business focus was on the provision of consulting services to the American automotive industry. From September 2013 until April 21, 2015, we were primarily engaged in the business of making commercial secured real estate loans. On October 24, 2013, we changed our name to Harrison, Vickers & Waterman Inc. in conjunction with the change in our business focus. On April 21, 2015, we commenced operations in a new line of business, the ownership of World of Beer taverns that serve craft and imported beer along with food and other spirits. We no longer are involved in the commercial secured real estate loans. On October 24, 2018, the Company entered into a Securities Exchange Agreement with NJ Battery Energy Storage Project 1, LLC. In January 2020, the assets of NJ Battery Energy Storage Project 1, LLC were sold and in September 2020, the net assets of the taverns were sold. Currently the Company has no operating business and is looking for acquisitions. On November 23, 2021, we re-domiciled to the State of Wyoming.

Acquisition of World of Beer

In April 2015, we entered into a Purchase Agreement (the “Purchase Agreement”), with the original shareholders of Attitude Beer Holdings, Inc. (“ABH”), namely, Attitude Drinks Incorporated, a Delaware corporation (“Attitude Drinks”), and two significant investors of ABH, pursuant to which the shareholders sold to us all of the outstanding shares of stock of ABH, and ABH thereupon became our wholly owned subsidiary. In consideration for the purchase of the shares of common stock of ABH, we issued: (i) to Attitude Drinks, 51 shares of our newly created Series B Preferred Stock of the Company (the “Series B Preferred Stock”) and a seven year warrant (the “B Warrant”) to purchase 5,000,000 shares of our common stock, par value $.0001 per share (the “Common Stock”), at an exercise price of $0.075 per share (subject to customary anti-dilution adjustments); (ii) to the significant investors, a secured convertible note of  approximately $2.2 million and warrants to purchase approximately 1.7 billion shares at $.0025 per share. The warrants have a seven-year life commencing April 20, 2015. These investors also acquired an Additional Investment Right to invest up to $5,000,000 on the same terms.

One of the investors acquired 32,300 shares of our Series A Preferred Stock (convertible into 32,300,000 shares of Common Stock) from HVW Holdings LLC “HVW”, an entity of which Mr. James Giordano, our prior Chief Executive Officer and prior Chairman of the Board, was the managing member, subject to the terms of a Purchase Agreement. Attitude Drinks purchased 87,990,000 shares of Common Stock from HVW Holdings LLC at a price of $65,000.

Our Business

Status of Craft Beer Market

Craft beer is defined as beer produced by a small brewer, also known as a “microbrewer”, that provides fewer than 6 million barrels of their product per year.  They tend to use different ingredients from the main brewers, such as Anheuser-Busch InBev which acquired SABMiller in 2015, and appeal to a demographic that is looking for a new experience in beer.

During the current decade, craft beer production has been transformed into one of the fastest growing and most popular alcoholic beverage segments in the United States. The industry has experienced significant revenue growth. According to IBISWorld, the annualized five year growth rate through 2016 has been 20.1%. The total size of the domestic market in 2016 was $5.8 billion.  Craft beer tends to appeal to consumers who are younger and more affluent. 67% of that revenue stream is from customers aged 25-54, who tend to be working and have greater disposable income than retirees.  Even after the tremendous growth put forward by the industry, IBISWorld predicts annual compound growth at a rate of 4.4% over the next five years resulting in a $7.2 billion domestic market.

Company Strategy

In response to this trend, the Company plans to be opportunistic in adding to its existing inventory of taverns.   Demographic information about a region, including average age  and disposable income go into the decision as where to open the next taverns.  Additionally, the Company looks for space that can be easily renovated into a restaurant/tavern to provide the

Company’s products.

Facilities

The Company’s facilities as of June 30, 2016 are as follows:

World of Beer Tavern- Milford CT

World of Beer Tavern- West Hartford CT

World of Beer Tavern- Cambridge MA.

Item 1A. Risk Factors.

In addition to other information in this Annual Report on Form 10-K and in other filings we make with the Securities and Exchange Commission, the following risk factors should be carefully considered in evaluating our business as they may have a significant impact on our business, operating results and financial condition. If any of the following risks actually occurs, our business, financial condition, results of operations and future prospects could be materially and adversely affected. Because of the following factors, as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this prospectus, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could harm our business, financial condition, operating results, and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Investment Analysis

There is no assurance Harrison, Vickers & Waterman, Inc. will be profitable, or that management’s opinion of the Company’s future prospects will not be outweighed in the by unanticipated losses, adverse regulatory developments and other risks. Investors should carefully consider the various risk factors below before investing in the Shares.

RISK FACTORS

The purchase of the Company’s Common Stock involves substantial risks. You should carefully consider the following risk factors in addition to any other risks associated with this investment. The Shares offered by the Company constitute a highly speculative investment and you should be in an economic position to lose your entire investment. The risks listed do not necessarily comprise all those associated with an investment in the Shares and are not set out in any particular order of priority. Additional risks and uncertainties may also have an adverse effect on the Company’s business and your investment in the Shares. An investment in the Company may not be suitable for all recipients of this Offering Circular. You are advised to consult an independent professional adviser or attorney who specializes in investments of this kind before making any decision to invest. You should consider carefully whether an investment in the Company is suitable in the light of your personal circumstances and the financial resources available to you.

The discussions and information in this Offering Circular may contain both historical and forward- looking statements. To the extent that the Offering Circular contains forward-looking statements regarding the financial condition, operating results, business prospects, or any other aspect of the Company’s business, please be advised that the Company’s actual financial condition, operating results, and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. The Company has attempted to identify, in context, certain of the factors it currently believes may cause actual future experience and results may differ from the Company’s current expectations.

Before investing, you should carefully read and carefully consider the following risk factors:

Risks Relating to the Company and Its Business

The Company Has Limited Operating History.

The Company has a limited operating history and has suffered losses and there can be no assurance that the Company’s proposed plan of business can be realized in the manner contemplated and, if it cannot be, shareholders may lose all or a substantial part of their investment. There is no guarantee that it will continue to generate significant operating revenues or that its operations will be profitable.

The Company Is Dependent Upon Its Management, Key Personnel and Consultants to Execute the Business Plan.

The Company’s success is heavily dependent upon the continued active participation of the Company’s current executive officers as well as other key personnel and consultants. Loss of the services of one or more of these individuals could have a material adverse effect upon the Company’s business, financial condition or results of operations. Further, the Company’s success and achievement of the Company’s growth plans depend on the Company’s ability to recruit, hire, train and retain other highly qualified technical and managerial personnel. Competition for qualified employees among companies in the healthy living, healthcare and online industries is intense, and the loss of any of such persons, or an inability to attract, retain and motivate any additional highly skilled employees required for the expansion of the Company’s activities, could have a materially adverse effect on it. The inability to attract and retain the necessary personnel, consultants and advisors could have a material adverse effect on the Company’s business, financial condition or results of operations.

Although Dependent Upon Certain Key Personnel, The Company Does Not Have Any Key Man Life Insurance Policies On Any Such People.

The Company is dependent upon management in order to conduct its operations and execute its business plan; however, the Company has not purchased any insurance policies with respect to those individuals in the event of their death or disability. Therefore, should any of these key personnel, management or founders die or become disabled, the Company will not receive any compensation that would assist with such person’s absence. The loss of such person could negatively affect the Company and its operations.

The Company Is Subject To Income Taxes As Well As Non-Income Based Taxes, Such As Payroll, Sales, Use, Value-Added, Net Worth, Property And Goods And Services Taxes.

Significant judgment is required in determining our provision for income taxes and other tax liabilities. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Although the Company believes that our tax estimates will be reasonable: (i) there is no assurance that the final determination of tax audits or tax disputes will not be different from what is reflected in our income tax provisions, expense amounts for non-income based taxes and accruals and (ii) any material differences could have an adverse effect on our consolidated financial position and results of operations in the period or periods for which determination is made.

The Company Is Not Subject To Sarbanes-Oxley Regulations And Lacks The Financial Controls And Safeguards Required Of Public Companies.

The Company does not have the internal infrastructure necessary, and is not required, to complete an attestation about our financial controls that would be required under Section 404 of the Sarbanes-Oxley Act of 2002. There can be no assurances that there are no significant deficiencies or material weaknesses in the quality of our financial controls. The Company expects to incur additional expenses and diversion of management’s time if and when it becomes necessary to perform the system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements.

The Company Has Engaged In Certain Transactions With Related Persons.

Please see the section of this Offering Circular entitled “Interest of Management and Others in Certain Related-Party Transactions and Agreements”

Changes In Employment Laws Or Regulation Could Harm The Company’s Performance.

Various federal and state labor laws govern the Company’s relationship with our employees and affect operating costs. These laws may include minimum wage requirements, overtime pay, healthcare reform and the implementation of various federal and state healthcare laws, unemployment tax rates, workers’ compensation rates, citizenship requirements, union membership and sales taxes. A number of factors could adversely affect our operating results, including additional government-imposed increases in minimum wages, overtime pay, paid leaves of absence and mandated health benefits, mandated training for employees, changing regulations from the National Labor Relations Board and increased employee litigation including claims relating to the Fair Labor Standards Act.

The Company’s Bank Accounts Will Not Be Fully Insured.

The Company’s regular bank accounts each have federal insurance that is limited to a certain amount of coverage. It is anticipated that the account balances in each account may exceed those limits at times. In the event that any of Company’s banks should fail, the Company may not be able to recover all amounts deposited in these bank accounts.

The Company’s Business Plan Is Speculative.

The Company’s present business and planned business are speculative and subject to numerous risks and uncertainties. There is no assurance that the Company will continue to generate significant revenues or profits.

The Company Will Likely Incur Debt.

The Company has incurred debt and expects to incur future debt in order to fund operations. Complying with obligations under such indebtedness may have a material adverse effect on the Company and on your investment.

The Company’s Expenses Could Increase Without a Corresponding Increase in Revenues.

The Company’s operating and other expenses could increase without a corresponding increase in revenues, which could have a material adverse effect on the Company’s consolidated financial results and on your investment. Factors which could increase operating and other expenses include, but are not limited to (1) increases in the rate of inflation, (2) increases in taxes and other statutory charges, (3) changes in laws, regulations or government policies which increase the costs of compliance with such laws, regulations or policies, (4) significant increases in insurance premiums, and (5) increases in borrowing costs.

Increased Costs Could Affect The Company.

An increase in the cost of raw materials or energy could affect the Company’s profitability. Commodity and other price changes may result in unexpected increases in the cost of raw materials, glass bottles and other packaging materials used by the Company. The Company may also be adversely affected by shortages of raw materials or packaging materials. In addition, energy cost increases could result in higher transportation, freight and other operating costs. The Company may not be able to increase its prices to offset these increased costs without suffering reduced volume, sales and operating profit, and this could have an adverse effect on your investment.

We May Not Be Able to Maintain and Enhance Our Image.

It is important that the Company maintains and enhances the image of its existing service offerings. The image and reputation of the Company may be impacted for various reasons including litigation, complaints from regulatory bodies resulting from quality failure, illness or other health concerns. Such concerns, even when unsubstantiated, could be harmful to the Company’s image and reputation. From time to time, the Company may receive complaints from customers regarding the Company. The Company may in the future receive correspondence from customers requesting reimbursement. Certain dissatisfied customers may threaten legal action against the Company if no reimbursement is made. The Company may become subject to lawsuits from customers alleging injury because of a purported defect in services provided by the Company, claiming substantial damages and demanding payments from the Company. Any resulting litigation could be costly for the Company, divert management attention, and could result in increased costs of doing business, or otherwise have a material adverse effect on the Company’s business, results of operations, and financial condition. Any negative publicity generated as a result of customer complaints about the Company could damage the Company’s reputation and diminish the value of the Company’s brand, which could have a material adverse effect on the Company’s business, results of operations, and financial condition, as well as your investment. Deterioration in the Company’s brand may have a material adverse effect on its consolidated financial results as well as your investment.

If We Are Unable To Protect Effectively Our Intellectual Property, We May Not Be Able To Operate Our Business, Which Would Impair Our Ability To Compete.

Our success will depend on our ability to obtain and maintain meaningful intellectual property protection for any such intellectual property. The names and/or logos of Company brands (whether owned by the Company or licensed to us) may be challenged by holders of trademarks who file opposition notices, or otherwise contest trademark applications by the Company for its brands. Similarly, domains owned and used by the Company may be challenged by others who contest the ability of the Company to use the domain name or URL. Such challenges could have a material adverse effect on the Company’s consolidated financial results as well as your investment.

Computer, Website or Information System Breakdown Could Affect The Company’s Business.

Computer, website and/or information system breakdowns as well as cyber security attacks could impair the Company’s ability to service its customers leading to reduced revenue from sales and/or reputational damage, which could have a material adverse effect on the Company’s consolidated financial results as well as your investment.

Changes In The Economy Could Have a Detrimental Impact On The Company

Changes in the general economic climate could have a detrimental impact on consumer expenditure and therefore on the Company’s revenue. It is possible that recessionary pressures and other economic factors (such as declining incomes, future potential rising interest rates, higher unemployment and tax increases) may adversely affect customers’ confidence and willingness to spend. Any of such events or occurrences could have a material adverse effect on the Company’s consolidated financial results and on your investment.

The Amount Of Capital The Company Is Attempting To Raise In This Offering Is Not Enough To Sustain The Company’s Current Business Plan.

In order to achieve the Company’s near and long-term goals, the Company will need to procure funds in addition to the amount raised in the Offering. There is no guarantee the Company will be able to raise such funds on acceptable terms or at all. If we are not able to raise sufficient capital in the future, we will not be able to execute our business plan, our continued operations will be in jeopardy and we may be forced to cease operations and sell or otherwise transfer all or substantially all of our remaining assets, which could cause you to lose all or a portion of your investment.

Additional Financing May Be Necessary For The Implementation Of Our Growth Strategy.

The Company may require additional debt and/or equity financing to pursue our growth and business strategies. These include, but are not limited to enhancing our operating infrastructure and otherwise respond to competitive pressures. Given our limited operating history and existing losses, there can be no assurance that additional financing will be available, or, if available, that the terms will be acceptable to us. Lack of additional funding could force us to curtail substantially our growth plans. Furthermore, the issuance by us of any additional securities pursuant to any future fundraising activities undertaken by us would dilute the ownership of existing shareholders and may reduce the price of our Shares.

Our Employees, Executive Officers, Directors And Insider Shareholders Beneficially Own Or Control A Substantial Portion Of Our Outstanding Shares.

Our CEO, Robert W. Tetsch, has majority voting control over the Company through his ownership of all 51 Shares of our Series B Preferred Stock, which are “super-voting” and entitle him to cast 51% of the vote on any matters coming before a vote of our shareholders of every class.  Mr. Tetsch is also our sole Officer and Director.  This will limit your ability and the ability of our other shareholders, whether acting alone or together, to propose or direct the management or overall direction of our Company. Additionally, this concentration of ownership could discourage or prevent a potential takeover of our Company that might otherwise result in an investor receiving a premium over the market price for his Shares. Accordingly, Mr. Tetsch has the power to control the election of our directors and the approval of actions for which the approval of our shareholders is required. If you acquire our Shares, you will have no effective voice in the management of our Company. Such concentrated control of our Company may adversely affect the price of our Shares. Our principal shareholders may be able to control matters requiring approval by our shareholders, including the election of directors, mergers or other business combinations. Such concentrated control may also make it difficult for our shareholders to receive a premium for their Shares in the event that we merge with a third party or enter into different transactions, which require shareholder approval. These provisions could also limit the price that investors might be willing to pay in the future for our Shares.

Our Operating Plan Relies In Large Part Upon Assumptions And Analyses Developed By The Company. If These Assumptions Or Analyses Prove To Be Incorrect, The Company’s Actual Operating Results May Be Materially Different From Our Forecasted Results.

Whether actual operating results and business developments will be consistent with the Company’s expectations and assumptions as reflected in its forecast depends on a number of factors, many of which are outside the Company’s control, including, but not limited to:

•whether the Company can obtain sufficient capital to sustain and grow its business

•our ability to manage the Company’s growth

•whether the Company can manage relationships with key vendors and advertisers

•demand for the Company’s products and services

•the timing and costs of new and existing marketing and promotional efforts

•competition

•the Company’s ability to retain existing key management, to integrate recent hires and to attract, retain and motivate qualified personnel

•the overall strength and stability of domestic and international economies

•consumer spending habits

Unfavorable changes in any of these or other factors, most of which are beyond the Company’s control, could materially and adversely affect its business, consolidated results of operations and consolidated financial condition.

To Date, The Company Has Cumulative Operating Losses And May Not Be Initially Profitable For At Least The Foreseeable Future, And Cannot Accurately Predict When It Might Become Profitable.

The Company has a cumulative operating loss since the Company’s inception of $24 million as of June 30, 2016. The Company may not be able to generate significant revenues in the future. In addition, the Company expects to incur substantial operating expenses in order to fund the expansion of the Company’s business. As a result, the Company may continue to experience substantial negative cash flow for at least the foreseeable future and cannot predict when, or even if, the Company becomes profitable again.

The Company May Be Unable To Manage Their Growth Or Implement Their Expansion Strategy.

The Company may not be able to expand the Company’s product and service offerings, the Company’s markets, or implement the other features of the Company’s business strategy at the rate or to the extent presently planned. The Company’s projected growth will place a significant strain on the Company’s administrative, operational and financial resources. If the Company is unable to successfully manage the Company’s future growth, establish and continue to upgrade the Company’s operating and financial control systems, recruit and hire necessary personnel or effectively manage unexpected expansion difficulties, the Company’s consolidated financial condition and consolidated results of operations could be materially and adversely affected.

The Company Relies Upon Trade Secret Protection To Protect Its Intellectual Property; It May Be Difficult And Costly To Protect The Company’s Proprietary Rights And The Company May Not Be Able To Ensure Their Protection.

The Company currently relies on trade secrets. While the Company uses reasonable efforts to protect these trade secrets, the Company cannot assure that its employees, consultants, contractors or advisors will not, unintentionally or willfully, disclose the Company’s trade secrets to competitors or other third parties. In addition, courts outside the United States are sometimes less willing to protect trade secrets. Moreover, the Company’s competitors may independently develop equivalent knowledge, methods and know-how. If the Company is unable to defend the Company’s trade secrets from others use, or if the Company’s competitors develop equivalent knowledge, it could have a material adverse effect on the Company’s business. Any infringement of the Company’s proprietary rights could result in significant litigation costs, and any failure to adequately protect the Company’s proprietary rights could result in the Company’s competitors offering similar products, potentially resulting in loss of a competitive advantage and decreased revenue. Existing patent, copyright, trademark and trade secret laws afford only limited protection. In addition, the laws of some foreign countries do not protect the Company’s proprietary rights to the same extent as do the laws of the United States. Therefore, the Company may not be able to protect the Company’s proprietary rights against unauthorized third-party use. Enforcing a claim that a third party illegally obtained and is using the Company’s trade secrets could be expensive and time consuming, and the outcome of such a claim is unpredictable. Litigation may be necessary in the future to enforce the Company’s intellectual property rights, to protect the Company’s trade secrets or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of resources and could materially adversely affect the Company’s future operating results.

The Company’s Business Model Is Evolving.

The Company’s business model is unproven and is likely to continue to evolve. Accordingly, the Company’s current business model may not be successful and may need to be changed. The Company’s ability to generate significant revenues will depend, in large part, on the Company’s ability to successfully market the Company’s products to potential users who may not be convinced of the need for the Company’s products and services or who may be reluctant to rely upon third parties to develop and provide these products. The Company intends to continue to develop the Company’s business model as the Company’s market continues to evolve.

The Company Needs to Increase Brand Awareness.

Due to a variety of factors, the Company’s opportunity to achieve and maintain a significant market share may be limited. Developing and maintaining awareness of the Company’s brand name, among other factors, is critical. Further, the importance of brand recognition will increase as competition in the Company’s market increases. Successfully promoting and positioning the Company’s brand, products and services will depend largely on the effectiveness of the Company’s marketing efforts. Therefore, the Company may need to increase the Company’s financial commitment to creating and maintaining brand awareness. If the Company fails to successfully promote the Company’s brand name or if the Company incurs significant expenses promoting and maintaining the Company’s brand name, it would have a material adverse effect on the Company’s consolidated results of operations.

The Company Faces Competition In The Company’s Markets From A Number Of Large And Small Companies, Some Of Which Have Greater Financial, Research And Development, Production And Other Resources Than The Company.

In many cases, the Company’s competitors have longer operating histories, established ties to the market and consumers, greater brand awareness, and greater financial, technical and marketing resources. The Company’s ability to compete depends, in part, upon a number of factors outside the Company’s control, including the ability of the Company’s competitors to develop alternatives that are superior. If the Company fails to successfully compete in its markets, or if the Company incurs significant expenses in order to compete, it would have a material adverse effect on the Company’s consolidated results of operations.

A Data Security Breach Could Expose The Company To Liability And Protracted And Costly Litigation, And Could Adversely Affect The Company’s Reputation And Operating Revenues.

To the extent that the Company’s activities involve the storage and transmission of confidential information, the Company and/or third-party processors will receive, transmit and store confidential customer and other information. Encryption software and the other technologies used to provide security for storage, processing and transmission of confidential customer and other information may not be effective to protect against data security breaches by third parties. The risk of unauthorized circumvention of such security measures has been heightened by advances in computer capabilities and the increasing sophistication of hackers. Improper access to the Company’s or these third parties’ systems or databases could result in the theft, publication, deletion or modification of confidential customer and other information. A data security breach of the systems on which sensitive account information is stored could lead to fraudulent activity involving the Company’s products and services, reputational damage, and claims or regulatory actions against us. If the Company is sued in connection with any data security breach, the Company could be involved in protracted and costly litigation. If unsuccessful in defending that litigation, the Company might be forced to pay damages and/or change the Company’s business practices or pricing structure, any of which could have a material adverse effect on the Company’s operating revenues and profitability. The Company would also likely have to pay fines, penalties and/or other assessments imposed as a result of any data security breach.

The Company Depends On Third-Party Providers For A Reliable Internet Infrastructure And The Failure Of These Third Parties, Or The Internet In General, For Any Reason Would Significantly Impair The Company’s Ability To Conduct Its Business.

The Company will outsource some or all of its online presence and data management to third parties who host the actual servers and provide power and security in multiple data centers in each geographic location. These third-party facilities require uninterrupted access to the Internet. If the operation of the servers is interrupted for any reason, including natural disaster, financial insolvency of a third-party provider, or malicious electronic intrusion into the data center, its business would be significantly damaged. As has occurred with many Internet-based businesses, the Company may be subject to ‘denial-of-service’ attacks in which unknown individuals bombard its computer servers with requests for data, thereby degrading the servers’ performance. The Company cannot be certain it will be successful in quickly identifying and neutralizing these attacks. If either a third-party facility failed, or the Company’s ability to access the Internet was interfered with because of the failure of Internet equipment in general or if the Company becomes subject to malicious attacks of computer intruders, its business and operating results will be materially adversely affected.

The Company’s Employees May Engage In Misconduct Or Improper Activities.

The Company, like any business, is exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with laws or regulations, provide accurate information to regulators, comply with applicable standards, report financial information or data accurately or disclose unauthorized activities to the Company. In particular, sales, marketing and business arrangements are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve improper or illegal activities which could result in regulatory sanctions and serious harm to the Company’s reputation.

Limitation On Director Liability.

The Company may provide for the indemnification of directors to the fullest extent permitted by law and, to the extent permitted by such law, eliminate or limit the personal liability of directors to the Company and its shareholders for monetary damages for certain breaches of fiduciary duty. Such indemnification may be available for liabilities arising in connection with this Offering. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Risks Relating to Investment

The Company May Undertake Additional Equity or Debt Financing That May Dilute The Shares In This Offering.

The Company may undertake further equity or debt financing, which may be dilutive to existing shareholders, including you, or result in an issuance of securities whose rights, preferences and privileges are senior to those of existing shareholders, including you, and also reducing the value of Shares subscribed for under this Offering.

An Investment In The Shares Is Speculative And There Can Be No Assurance Of Any Return On Any Such Investment.

An investment in the Company’s Shares is speculative, and there is no assurance that investors will obtain any return on their investment. Investors will be subject to substantial risks involved in an investment in the Company, including the risk of losing their entire investment.

The Shares Are Offered On A “Best Efforts” Basis And The Company May Not Raise The Maximum Amount Being Offered.

Since the Company is offering the Shares on a “best efforts” basis, there is no assurance that the Company will sell enough Shares to meet its capital needs. If you purchase Shares in this Offering, you will do so without any assurance that the Company will raise enough money to satisfy the full Use Of Proceeds To Issuer which the Company has outlined in this Offering Circular or to meet the Company’s working capital needs.

If The Maximum Offering Is Not Raised, It May Increase The Amount Of Long-Term Debt Or The Amount Of Additional Equity It Needs To Raise.

There is no assurance that the maximum amount of Shares in this offering will be sold. If the maximum Offering amount is not sold, we may need to incur additional debt or raise additional equity in order to finance our operations. Increasing the amount of debt will increase our debt service obligations and make less cash available for distribution to our shareholders. Increasing the amount of additional equity that we will have to seek in the future will further dilute those investors participating in this Offering.

We Have Not Paid Dividends In The Past And Do Not Expect To Pay Dividends In The Future, So Any Return On Investment May Be Limited To The Value Of Our Shares.

We have never paid cash dividends on our Shares and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our Shares will depend on earnings, financial condition and other business and economic factors affecting it at such time that management may consider relevant. If we do not pay dividends, our Shares may be less valuable because a return on your investment will only occur if its stock price appreciates.

The Company May Not Be Able To Obtain Additional Financing.

Even if the Company is successful in selling the maximum number of Shares in the Offering, the Company may require additional funds to continue and grow its business. The Company may not be able to obtain additional financing as needed, on acceptable terms, or at all, which would force the Company to delay its plans for growth and implementation of its strategy which could seriously harm its business, financial condition and results of operations. If the Company needs additional funds, the Company may seek to obtain them primarily through additional equity or debt financings. Those additional financings could result in dilution to the Company’s current shareholders and to you if you invest in this Offering.

The Offering Price Has Been Arbitrary Determined.

The offering price of the Shares has been arbitrarily established by the Company based upon its present and anticipated financing needs and bears no relationship to the Company’s present financial condition, assets, book value, projected earnings, or any other generally accepted valuation criteria. The offering price of the Shares may not be indicative of the value of the Shares or the Company, now or in the future.

The Management Of The Company Has Broad Discretion In Application of Proceeds.

The management of the Company has broad discretion to adjust the application and allocation of the net proceeds of this offering in order to address changed circumstances and opportunities. As a result of the foregoing, the success of the Company will be substantially dependent upon the discretion and judgment of the management of the Company with respect to the application and allocation of the net proceeds hereof.

An Investment in the Company’s Shares Could Result In A Loss of Your Entire Investment.

An investment in the Company’s Shares offered in this Offering involves a high degree of risk and you should not purchase the Shares if you cannot afford the loss of your entire investment. You may not be able to liquidate your investment for any reason in the near future.

There Is No Assurance The Company Will Be Able To Pay Distributions To Shareholders.

While the Company may choose to pay distributions at some point in the future to its shareholders, there can be no assurance that cash flow and profits will allow such distributions to ever be made.

There a Limited Public Trading Market for the Company’s Shares.

At present, the Company’s common stock is quoted on OTCMarkets.com under the trading symbol “HVCW.” Our common stock experiences fluctuation in volume and trading prices. There is no consistent and active trading market for the Company’s securities and the Company cannot assure that a consistent trading market will develop. OTCMarkets.com provides significantly less liquidity than a securities exchange such as the NASDAQ Stock Market. Prices for securities traded solely on OTCMarkets.com may be difficult to obtain and holders of the Shares and the Company’s securities may be unable to resell their securities at or near their original price or at any price. In any event, except to the extent that investors’ Shares may be registered on a Form S-1 Registration Statement with the Securities and Exchange Commission in the future, there is absolutely no assurance that Shares could be sold under Rule 144 or otherwise. The Company has no plans at this time to file an S-1 Registration Statement and thus there is no assurance that the Shares could be sold in the future.

Sales Of A Substantial Number Of Shares Of Our Type Of Stock May Cause The Price Of Our Type Of Stock To Decline.

If our shareholders sell substantial amounts of our Shares in the public market, Shares sold may cause the price to decrease below the current offering price. These sales may also make it more difficult for us to sell equity or equity-related securities at a time and price that we deem reasonable or appropriate.

The Company Has Made Assumptions In Its Projections and In Forward-Looking Statements That May Not Be Accurate.

The discussions and information in this Offering Circular may contain both historical and “forward- looking statements” which can be identified by the use of forward-looking terminology including the terms “believes,” “anticipates,” “continues,” “expects,” “intends,” “may,” “will,” “would,” “should,” or, in each case, their negative or other variations or comparable terminology. You should not place undue reliance on forward-looking statements. These forward-looking statements include matters that are not historical facts. Forward-looking statements involve risk and uncertainty because they relate to future events and circumstances. Forward-looking statements contained in this Offering Circular, based on past trends or activities, should not be taken as a representation that such trends or activities will continue in the future. To the extent that the Offering Circular contains forward-looking statements regarding the financial condition, operating results, business prospects, or any other aspect of the Company’s business, please be advised that the Company’s actual financial condition, operating results, and business performance may differ materially from that projected or estimated by the Company. The Company has attempted to identify, in context, certain of the factors it currently believes may cause actual future experience and results to differ from its current expectations. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, lack of market acceptance, reduction of consumer demand, unexpected costs and operating deficits, lower sales and revenues than forecast, default on leases or other indebtedness, loss of suppliers, loss of supply, loss of distribution and service contracts, price increases for capital, supplies and materials, inadequate capital, inability to raise capital or financing, failure to obtain customers, loss of customers and failure to obtain new customers, the risk of litigation and administrative proceedings involving the Company or its employees, loss of government licenses and permits or failure to obtain them, higher than anticipated labor costs, the possible acquisition of new businesses or products that result in operating losses or that do not perform as anticipated, resulting in unanticipated losses, the possible fluctuation and volatility of the Company’s operating results and financial condition, adverse publicity and news coverage, inability to carry out marketing and sales plans, loss of key executives, changes in interest rates, inflationary factors, and other specific risks that may be referred to in this Offering Circular or in other reports issued by us or by third-party publishers.

You Should Be Aware Of The Long-Term Nature Of This Investment.

Because the Shares have not been registered under the Securities Act or under the securities laws of any state or non-United States jurisdiction, the Shares may have certain transfer restrictions. It is not currently contemplated that registration under the Securities Act or other securities laws will be effected. Limitations on the transfer of the Shares may also adversely affect the price that you might be able to obtain for the Shares in a private sale. You should be aware of the long-term nature of your investment in the Company. You will be required to represent that you are purchasing the Securities for your own account, for investment purposes and not with a view to resale or distribution thereof.

Neither The Offering Nor The Securities Have Been Registered Under Federal Or State Securities Laws, Leading To An Absence Of Certain Regulation Applicable To The Company.

The Company also has relied on exemptions from securities registration requirements under applicable state and federal securities laws. Investors in the Company, therefore, will not receive any of the benefits that such registration would otherwise provide. Prospective investors must therefore assess the adequacy of disclosure and the fairness of the terms of this Offering on their own or in conjunction with their personal advisors.

The Shares In This Offering Have No Protective Provisions.

The Shares in this Offering have no protective provisions. As such, you will not be afforded protection, by any provision of the Shares or as a Shareholder in the event of a transaction that may adversely affect you, including a reorganization, restructuring, merger or other similar transaction involving the Company. If there is a ‘liquidation event’ or ‘change of control’ the Shares being offered do not provide you with any protection. In addition, there are no provisions attached to the Shares in the Offering that would permit you to require the Company to repurchase the Shares in the event of a takeover, recapitalization or similar transaction.

You Will Not Have Significant Influence On The Management Of The Company

Substantially all decisions with respect to the management of the Company will be made exclusively by the officers, directors, managers or employees of the Company. You will have a very limited ability, if at all, to vote on issues of Company management and will not have the right or power to take part in the management of the Company and will not be represented on the board of directors or by managers of the Company. Accordingly, no person should purchase Shares unless he or she is willing to entrust all aspects of management to the Company, and specifically, to the Company’s CEO, Robert W. Tetsch, who has majority voting control over the Company, by virtue of holding all 51 shares of the Company’s Series B Preferred Stock, entitling him to a vote equal to 51% of all votes cast by shareholders of the Company of all classes on any matter coming before a vote of the shareholders.

No Guarantee of Return on Investment.

There is no assurance that you will realize a return on your investment or that you will not lose your entire investment. For this reason, you should read this Form 1-A, Offering Circular and all exhibits and referenced materials carefully and should consult with your own attorney and business advisor prior to making any investment decision.

IN ADDITION TO THE RISKS LISTED ABOVE, BUSINESSES ARE OFTEN SUBJECT TO RISKS NOT FORESEEN OR FULLY APPRECIATED BY THE MANAGEMENT. IT IS NOT POSSIBLE TO FORESEE ALL RISKS THAT MAY AFFECT THE COMPANY. MOREOVER, THE COMPANY CANNOT PREDICT WHETHER THE COMPANY WILL SUCCESSFULLY EFFECTUATE THE COMPANY’S CURRENT BUSINESS PLAN. EACH PROSPECTIVE PURCHASER IS ENCOURAGED TO CAREFULLY ANALYZE THE RISKS AND MERITS OF AN INVESTMENT IN THE SECURITIES AND SHOULD TAKE INTO CONSIDERATION WHEN MAKING SUCH ANALYSIS, AMONG OTHER FACTORS, THE RISK FACTORS DISCUSSED ABOVE.

Item 1B. Unresolved Staff Comments.

This information is not required for smaller reporting companies.

Item 2. Properties.

As of June 30, 2016, The Company’s facilities as of June 30, 2016 are as follows:

World of Beer Tavern- Milford CT

World of Beer Tavern- West Hartford CT

World of Beer Tavern- Cambridge MA.

Item 3. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the OTC Marketplace operated by the OTC Markets Group, Inc., or “OTC,” under the ticker symbol “HVCW.”

Our shares are subject to Section 15(g) and Rule 15g-9 of the Securities and Exchange Act, commonly referred to as the “penny stock” rule. The rule defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. These rules may restrict the ability of broker-dealers to trade or maintain a market in our common stock and may affect the ability of shareholders to sell their shares. Broker-dealers who sell penny stocks to persons other than established customers and accredited investors must make a special suitability determination for the purchase of the security. Accredited investors, in general, include individuals with assets in excess of $1,000,000 (not including their personal residence) or annual income exceeding $200,000 or $300,000 together with their spouse, and certain institutional investors. The rules require the broker-dealer to receive the purchaser’s written consent to the transaction prior to the purchase and require the broker-dealer to deliver a risk disclosure document relating to the penny stock prior to the first transaction. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the security. Finally, monthly statements must be sent to customers disclosing recent price information for the penny stocks.

Registered Holders

As of the date of this report, there were 14 record holders of our common stock and 6,464,835,082 shares were in the public float

Dividends

Holders of the Company’s common stock are entitled to receive such dividends as may be declared by our Board of Directors. No dividends on the Company’s common stock have ever been paid, and the Company does not anticipate that dividends will be paid on its common stock in the foreseeable future.

Securities Authorized for issuance under equity compensation plans.

No securities are authorized for issuance by the Company under equity compensation plans.

Unregistered Sales of Equity Securities and Use of Proceeds

During the Fiscal year ended June 30, 2016, we issued securities that were not registered under the Securities Act, and were not previously disclosed in a Current Report on Form 8-K as listed below. Except where noted, all of the securities discussed in this Item 5 were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

Item 6. Selected Financial Data.

None.

Item 7. Management’s Discussion and Analysis of our Financial Conditions and Results of Operations.

The following discussion and analysis of the results of operations and financial condition for the years ended June 30, 2016 and 2015 should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements that are included elsewhere in this Annual Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. See “Forward-Looking Statements.”

Material Changes in Financial Condition

At June 30, 2016, we had a working capital deficit of ($1,222,106), compared to a working capital deficit of ($4,442,811), at June 30, 2015. At June 30, 2016, our current assets consisted of cash of $122,774, receivable from Attitude Drinks of $321,811, inventories of $142,193, other assets of $454,332, and prepaid expenses of $93,148. Our long term assets consisted of fixed assets-net of $4,070,088, capitalized pre-opening costs of $124,990 and deposits of $4,300.  Our assets as of June 30, 2015 consisted of cash of $226,088, Receivable from Attitude Drinks of $131,423, Real Estate loans receivable of $950,000, inventories of $81,049, Prepaid expenses of $44,192 and Fixed assets-net of $962,470.

At June 30, 2016, our total current liabilities increased to $2,356,364, from $5,875,563 at June 30, 2015. The decrease was due to a decreased current derivative liability balance due to the long-term nature of our debt instruments.

Since our existing cash balance is $122,774, we currently do not have sufficient funds to carry out normal operations over the next six (6) months.  Our short and long-term survival is dependent on funding from sales of securities as necessary or from shareholder loans, and thus, to the extent that we require additional funds to support our operations or the expansion of our business, we may attempt to sell additional equity shares or issue debt.  Any sale of additional equity securities will result in dilution to our stockholders. Recent events in worldwide capital markets may make it more difficult for us to raise additional equity or capital. There can be no assurance that additional financing, if required, will be available to us or on acceptable terms.

Results of Operations

Revenues and Cost of goods sold

Revenues represent the sales of the food and spirits at our West Hartford and Milford taverns. Revenues for the period ended June 30, 2016 were $4,150,939, $2,539,619 greater than the period ended June 30, 2015. The increase was entirely due to the fact that the Company’s operations were outstanding for the entire year during 2016 but only for three months, the period of acquisition, in 2015.

Gross profit for the period ended June 30, 2016 were $3,007,363, $1,911,689 greater than the period ended June 30, 2015. The increase was entirely due to the fact that the Company’s operations were outstanding for the entire year during 2016 but only for three months, the period of acquisition, in 2015. Gross margins remained at 72%.

Operating Expenses

For the twelve months ended June 30, 2016, operating expenses were $3,127,438 compared to $1,215,749 during the twelve months ended June 30, 2015.  The overall increase of $1,911,689 was 157% of the prior period.  As a percentage of revenues, these expenses comprised 75% of revenues.

Operating expenses were as follows.

World of Beer Labor Costs

Labor costs for the twelve months ended June 30, 2016 and 2015 were $1,143,576 and $451,146, respectively. The approximate $.75 million increase was due to the fact that had more operating taverns and our West Hartford tavern had been open throughout the entire twelve month period. Food and beverage costs as a percentage of total revenues were 28% for both periods.

World of Beer Other expenses

World of Beer other expenses represent the costs of utilities, rent and management fees amongst other costs. Other expenses for the period ended June 30, 2016 were $1,486,046, $1,150,997 greater than the period ended June 30, 2015. The increase was entirely due to the fact that the Company’s operations were outstanding for the entire year during 2016 but only for three months, the period of acquisition, in 2015 and higher management fees.

Depreciation and Amortization

Depreciation and amortization are the expensing of the cost of our equipment over time. The June 30, 2016 balance of $201,505 was $133,650 greater than the balance at June 30, 2015, due to the buildout of our taverns plus the taverns being open the entire period in 2016.

Other Income (Expense)

Other income (expenses) consist primarily of gains and losses on the change in fair value of derivative liabilities, derivative expense, gains and losses on extinguishment of debt and interest expense all primarily related to the Company’s conventional and convertible promissory notes and convertible preferred stock.

Interest and other Financing Costs increased $184,759 or 13% due to a greater level of debt instruments outstanding.

Change in fair market value of derivative liabilities decreased $13,399,648 due to greater levels of outstanding debt and increased stock market volatility.

Gain on Extinguishment of liability to Former CEO increased $175,000 due to elimination of accruals associated with disputed salary.  See NOTE 8- ACCRUED EXPENSES in our Notes to Financial Statements for more detail.

Loss on conversion of debt and preferred stock increased $247,586 due to greater levels of conversions.

Derivative Expense increased $2,898,444 due to a greater level of convertible debt issuances.

Net loss

The net loss for the twelve months ended June 30, 2016 was ($20,260,843) compared to a net loss of ($3,555,169) for the twelve months ended June 30, 2015. This was primarily due to the much greater mark-to-market on the derivative liability.

Liquidity and Capital Resources

Operating Activities

The Company used net cash of $476,624 in operating activities during the twelve months ended June 30, 2016, as compared to $887,381 during the twelve months ended June 30, 2015. The improvement was primarily due to better operating results at our World of Beer Tavern franchises.

Investing activities

The Company used net cash of $2,855,922 in investing activities during the twelve months ended June 30, 2016, as compared to $1,234,563 during the twelve months ended June 30, 2015. The increased use of cash was primarily due to building our World of Beer Tavern franchises.

Financing Activities

The Company generated net cash of $2,774,900 in investing activities during the twelve months ended June 30, 2016, as compared to $2,347,671 during the twelve months ended June 30, 2015. The increased use of cash was primarily due to financings in order to build out our World of Beer Tavern franchises.

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going-concern basis. The going concern basis assumes that assets are realized, and liabilities are extinguished in the ordinary course of business at amounts disclosed in the consolidated financial statements. The Company has incurred recurring losses from operation and does not currently have revenue generating operations. The Company has an accumulated deficit of approximately $24 million, and a net loss for the year ended June 30, 2016 of $20 million. Of the loss, approximately $120,000 was due to operations and the remainder was due primarily to interest expense, the write-off of receivables and the loss on the issuance of preferred stock, partially offset by the gain on extinguishment of debt. The Company’s ability to continue as a going concern depends upon its ability to obtain adequate funding to support its operations through continuing investments of debt and/or equity by qualified investors/creditors, internally generated working capital and monetization of intellectual property assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is currently pursuing a business strategy which includes raising the necessary funds to finance the Company’s development and marketing efforts.

There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or available from external sources such as debt or equity financings, or other potential sources. The inability to generate cash flow from operations or to raise capital from external sources will force the Company to substantially curtail and cease operations, therefore, having a material adverse effect on its business. Furthermore, there can be no assurance that any funds, if available, will possess attractive terms or not have a significant dilutive effect on the Company’s existing stockholders.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are not required to provide the information required by this Item because we are a smaller reporting company.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

HARRISON, VICKERS & WATERMAN,, INC.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Harrison, Vickers, and Waterman, Inc (the ‘Company’) as of June 30, 2016, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended June 30, 2016, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2016, and the results of its operations and its cash flows for the year ended June 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company suffered an accumulated deficit of $(24,245,789), net loss of $(20,085,843) and a negative working capital of $(1,222,106). These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regards to these matters are also described in Note 2 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. Communication of critical audit matters does not alter in any way our opinion on the financial statements taken as a whole and we are not, by communicating the critical audit matters, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

/s/ OLAYINKA OYEBOLA & CO.

OLAYINKA OYEBOLA & CO.

(Chartered Accountants)

Lagos, Nigeria

We have served as the Company’s auditor since 2023.

September 26, 2024

HARRISON, VICKERS & WATERMAN, INC.

CONSOLIDATED BALANCE SHEET

	As of
	June 30, 2016	June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$122,774	$226,088
Accounts receivable, net of $0 allowance	321,811	1,081,423
Inventories	142,193	81,049
Deposits	4,300
Prepayments and other current assets	547,480	44,192
Total current assets	1,138,558	1,432,752

Non-current assets:
Property, plant and equipment, net	4,070,088	962,470
Capitalized Pre-opening costs	126,182	198,823
Total non-current assets	4,196,270	1,161,293

TOTAL ASSETS	$5,334,828	$2,594,045

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,207,411	$367,974
Accrued liabilities and other payables	504,062	175,000
Deferred Expenses	606,731	-
Derivative liabilities	-	4,237,890
Loan payables	38,160	950,000
Notes payables	-	144,699
Total current liabilities	2,356,364	5,875,563

Non-current liabilities:
Notes payables	1,575,796	210,522
Derivative liabilities	25,280,599	-
Total non-current liabilities	26,856,395	210,522

TOTAL LIABILITIES	29,212,759	6,086,085

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Series A 8% convertible preferred stock, 99,000 shares issued and outstanding	10	10
Series B convertible preferred stock, stated value of $1,000 per share, 51 shares issued and outstanding	-	-
Common stock, $0.0001 par value; 7,500,000,000 shares authorized; 192,392,024 & 126,337,367 shares issued at June 30, 2016 and June 30, 2015, respectively	19,239	12,634
Additional paid-in capital	485,173	637,267
Retained earnings (accumulated deficit)	(24,245,789)	(4,159,946
Stockholders’ equity (deficit)	(23,741,367)	(3,510,035)
Non-Controlling Interest	(136,564)	17,995

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$5,334,828	$2,594,045

The accompanying notes are an integral part of these consolidated financial statements

HARRISON, VICKERS & WATERMAN, INC.

CONSOLIDATED INCOME STATEMENTS

	Twelve Months ended June 30,
	2016	2015

Revenue, net	$4,150,939	$1,611,320

Cost of revenue	(1,143,576)	(451,146)

Gross profit	3,007,363	1,160,174

Operating expenses:
General and administrative expenses	(3,127,438)	(1,215,749)
Total operating expenses	(3,127,438)	(1,215,749)

Other income (expenses):
Gain extinguishing liability of former CEO	175,000	-
Other Adjustment (losses)/gains	(13,601,814)	45,420
Derivative liabilities	(4,956,937)	(2,058,493)
Interest and other financing costs	(1,624,549)	(1,439,790)
Total other income, net	(20,008,929)	(3,452,863)

INCOME BEFORE INCOME TAXES	(20,128,374)	(3,508,438)

Income tax expenses	-	-

NET INCOME BEFORE NCI INTEREST	(20,128,374)	(3,508,438)

Non-Controlling Interest	42,531	(46,731)

COMPREHENSIVE INCOME	$(20,085,843)	$(3,555,169)

Net (loss)	$(20,085,843)	$(3,555,169)

Weighted average common shares outstanding	152,586,312	124,868,874
Earnings per share	$(0.13)	$(0.03)

The accompanying notes are an integral part of these consolidated financial statements

HARRISON, VICKERS & WATERMAN, INC.

STATEMENT OF CHANGES IN STOCKHOLDER’S DEFICIANCY

For the year ended June 30, 2016 and 2015

	Series A Preferred Stock Par Value $.0001		Series B Preferred Stock Par Value $.0001		Common Stock Par Value $.0001
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficiency

Balance at June 30, 2015	100,000	$ 10	51	$ 0	126,337,367	$ 12,634	$ 637,267	$ (4,159,946)	$ (3,510,035)

Issuance of shares upon conversion of debt	-	-	-	-	63,942,507	6,394	148,808	-	155,202

Issuance of shares upon conversion of Preferred stock	-	-	-	-	2,112,150	211	7,832	-	8,043

Write-off of warrants previously recorded to Paid-In capital	-	-	-	-	-	-	(308,734)	-	(308,734)

Net loss	-	-	-	-	-		-	(20,085,843)	(20,085,843)

Balance at June 30, 2016	100,000	$ 10	51	$ 0	192,392,024	$ 19,239	$ 485,173	$ (24,245,789)	$ (23,741,367)

The accompanying notes are an integral part of these consolidated financial statements

HARRISON, VICKERS & WATERMAN, INC.

STATEMENT OF CASH FLOWS

	Year Ended June 30,
	2016	2015
Cash Flows from Operating Activities:
Net (loss)	$ (20,085,843)	$ (3,555,169)
Depreciation and Amortization	161,311	67,855
Derivative Expense	4,956,937	2,058,493
Change in Fair Market Value of Derivative liability	13,351,628	(48,020)
Gain on Extinguishment of liability to former CEO	(175,000)	-
Loss on conversion of debt and preferred stock	250,186	2,600
Amortization of Debt discount	425,966	241,313
Accrued interest on conversions of debt	13,684	25,384
Non-controlling Interest	(42,531)	46,731
Changes in Operating Assets and Liabilities
Receivable from Attitude Drinks, inc.	(112,028)	-
Prepaid Expenses and other Assets	(48,956)	(37,737)
Inventories	(61,144)	(81,049)
Increase in Deposits and other assets	(454,332)	(6,455)
Accounts payable	839,437	358,527
Accrued Liabilities	504,062	40,146
Net cash used in operating activities	(476,624)	(887,381)

Cash Flows from Investing Activities:
Investment in World of Beer Ranchise taverns (including Pre-opening costs)	(2,240,861)	(1,234,563)
Dividends to World of Beer minority owners	(122,028)	-
Reclassification to other accounts	(38,701)	-
Net cash used in Investing activities	(2,401,590)	(1,234,563)

Cash Flows from Financing Activities:
Proceeds from Convertible Notes payable	2,736,740	2,297,489
Loans Payable to Minority Owners	38,160	50,182
Net cash used in Investing activities	2,774,900	2,347,671

Net decrease in Cash Equivalents	(103,314)	225,727
Cash and Equivalents at Beginning of Period	226,088	361
Cash and Equivalents at End of Period	$ 122,774	$ 226,088

The accompanying notes are an integral part of these consolidated financial statements

HARRISON, VICKERS & WATERMAN, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ending June 30, 2016, and 2015

1. NATURE OF OPERATIONS

Corporate History

We were incorporated on June 5, 2008, under the laws of the State of Nevada under the name Sharp Performance Inc. From inception until September 2013, our business focus was on the provision of consulting services to the American automotive industry. From September 2013 until April 21, 2015, we were primarily engaged in the business of making commercial secured real estate loans. On October 24, 2013, we changed our name to Harrison, Vickers & Waterman Inc. in conjunction with the change in our business focus.  On April 21, 2015, we commenced operations in a new line of business, the ownership of World of Beer taverns that serve craft and imported beer along with food and other spirits. We no longer are involved in the commercial secured real estate loans.

Acquisition of World of Beer

In April 2015, we entered into a Purchase Agreement (the “Purchase Agreement”), with the original shareholders of Attitude Beer Holdings, Inc. (“ABH”), namely, Attitude Drinks Incorporated, a Delaware corporation (“Attitude Drinks”), and two significant investors of ABH, pursuant to which the shareholders sold to us all of the outstanding shares of stock of ABH, and ABH thereupon became our wholly owned subsidiary. In consideration for the purchase of the shares of common stock of ABH, we issued: (i) to Attitude Drinks, 51 shares of our newly created Series B Preferred Stock of the Company (the “Series B Preferred Stock”) and a seven year warrant (the “B Warrant”) to purchase 5,000,000 shares of our common stock, par value $.0001 per share (the “Common Stock”), at an exercise price of $0.075 per share (subject to customary anti-dilution adjustments); (ii) to the significant investors, a secured convertible note of  approximately $2.2 million and warrants to purchase approximately 1.7 billion shares at $.0025 per share. The warrants have a seven year life commencing April 20, 2015. These investors also acquired an Additional Investment Right to invest up to $5,000,000 on the same terms.

One of the investors acquired 32,300 shares of our Series A Preferred Stock (convertible into 32,300,000 shares of Common Stock) from HVW Holdings LLC “HVW”, an entity of which Mr. James Giordano, our prior Chief Executive Officer and prior Chairman of the Board, was the managing member, subject to the terms of a Purchase Agreement. Attitude Drinks purchased 87,990,000 shares of Common Stock from HVW Holdings LLC at a price of $65,000.

Operations of World of Beer

In December 2014, ABH entered into a joint venture with New England World of Beer (“NEWOB”) and together opened our first tavern in located in West Hartford, Connecticut. The West Hartford property is a 4,000 sq. foot tavern that sells a selection of over 500 craft and imported beers along with food and other spirits and cocktails.  Similar taverns are currently open in 20 states nationwide. Our joint venture partner, NEWOB, operates and manages our locations. NEWOB acquired exclusive rights from World of Beer Franchising Inc to develop World of Beer franchise taverns and restaurants in the State of Connecticut and the greater Boston area. Through our agreement with NEWOB, we have the right, but are not obligated, to participate in the development of these franchises. As NEWOB has franchise rights with the World of Beer Franchising, Inc. in Tampa, Florida (“franchisor”), we expect to develop other franchise locations in these exclusive territories.

Through our wholly owned subsidiary, Attitude Beer Holding Co., a Delaware corporation (“ABH”), we are an owner of a 51% interest in a World of Beer franchise taverns.

At acquisition, ABH had an interest in one World of Beer tavern and had just started construction of a second World of Beer Tavern in Milford, Connecticut as well as planning construction of a third World of Beer Tavern in Cambridge, Massachusetts.  We ultimately finished construction on the Milford and Cambridge properties and commenced operations.  However, the Milford property filed for bankruptcy protection in Connecticut Court. The bankruptcy was dismissed and the Company has begun liquidation of its assets there. Operations ceased in July 2017.

Name Change

In connection with our shift to a new business focus on August 18, 2015, we filed a Definitive Information statement with the Securities and Exchange Commission to change our name to Attitude Beer, Inc., and we expect to file the Certificate of Amendment to our Certificate of Incorporation to effectuate the name change.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements are presented in United States dollars and have been prepared in accordance with generally accepted accounting principles in the United States of America.

NOTE 3. GOING CONCERN

The Company has recurring net losses and there is doubt as to its ability to remain a going concern. For the twelve months ended June 30, 2016 and 2015, net  (loss) from operations was $(20,085,843) and ($3,555,169), respectively.

In addition, as of June 30, 2016, the Company had an accumulated deficit and stockholders’ equity of ($24,245,789) and ($23,741,367) respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The ability of the Company to continue its operations is dependent on the execution of management’s plans, which include the raising of capital through the debt and/or equity markets, until such time that funds provided by operations are sufficient to fund working capital requirements. If the Company were not to continue as a going concern, it would likely not be able to realize its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements.

There can be no assurances that the Company will be successful in generating additional cash from the equity/debt markets or other sources to be used for operations. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary. Based on the Company’s current resources, the Company will not be able to continue to operate without additional immediate funding. Should the Company not be successful in obtaining the necessary financing to fund its operations, the Company would need to curtail certain or all operational activities and/or contemplate the sale of its assets, if necessary.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company is attempting to commence explorations and generate revenue; however, the Company’s future cash position may not be sufficient to support its daily operations.  While the Company believes in the viability of its strategy in the exploration and development of its unproved properties and the Company’s ability to raise additional funds, until such time it is able to generate sufficient revenue to support its operations, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and in its ability to raise additional funds, until such time the Company can generate sufficient revenues to support its operations.

In the event the Company is unable to raise funding in the near term, we will not be able to pay our liabilities. In the event we are unable to raise adequate funding in the future for our operations and to pay our outstanding debt obligations, and if our current creditors elect to foreclose on the outstanding debts then owed, we would be forced to liquidate our assets or may be forced to seek bankruptcy protection, which could result in the value of our outstanding securities declining in value or becoming worthless.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4. RECEIVABLE FROM ATTITUDE DRINKS, INC.

Attitude Drinks Incorporated is the majority owner of the Company.  Occasionally, cash is forwarded to and from the entities, and a receivable/payable balance is established. As of the report date, the Company had a receivable of $321,811 that is due from Attitude Drinks Incorporated.

NOTE 5. INVENTORIES

Inventories, as estimated by management, currently consist of inventory for our World of Beer franchise locations in West Hartford, New Milford and Cambridge. Inventories are stated at the lower of cost on the first in, first-out method or market. The inventory is comprised of the beverages and food and other items needed for the preparation of meals and spirits to our customers. Balances by tavern at June 30, 2016 were as follows:

June 30, 2016

West Hartford	$69,021
Milford	72,801
Cambridge	371

Inventories	$142,193

NOTE 6. OTHER ASSETS

Pursuant to our agreement with our Landlord at the Milford Facility, the Company made improvements totaling $452,700 during the fourth quarter of the current Fiscal year.   The landlord paid us for the improvements in August 2016, and they no longer exist on our balance sheet

NOTE 7. FIXED ASSETS- NET

Property and equipment relate to the fixtures at our World of Beer taverns.  They are reported net of accumulated depreciation and included tenant equipment, bar equipment and improvements. Assets are depreciated over usable lives estimated to be between five and twenty years.

NOTE 8. CAPITALIZED PRE-OPENING COSTS

Capitalized costs represent all costs incurred at prior to the opening dates of our taverns.  As the taverns open, these costs are then amortized over the useful lives of the taverns.

NOTE 9. ACCRUED EXPENSES

Accrued Expenses at June 30, 2016 and June 30, 2015 represent the following:

	June 30, 2016	June 30, 2015

Liability to former CEO*	$-	$175,000
Accrued interest	333,816	-
Liabilities at World of Beer	152,046	-
Professional fees	18,200	-
Total	$504,062	$175,000

*- Our former Chief Executive Officer, James Giordano, claimed he was entitled to back compensation of $175,000. As such, we accrued such expenses for Mr. Giordano.  We believe upon Mr. Giordano’s resignation from the firm, the payment he received (See NOTE 1, NATURE OF OPERATIONS for detail) released the Company from all further obligation to Mr. Giordano.  Mr. Giordano disagrees and has filed suit.  The Company believes that it has meritorious defenses against this claim and that it will not likely be enforced. Therefore, as required under Generally Accepted Accounting Principles, we have reversed this liability. See NOTE 13, SUBSEQUENT EVENTS for more detail on the status of the case.

NOTE 10. DERIVATIVE LIABILITIES

The Company uses the Black Scholes  model for determining derivative liability values.  Derivative liabilities were calculated on all convertible securities not at fixed prices.  Derivative liability totals were as follows:

	June 30, 2016	June 30, 2015

Derivative liability	$25,280,599	$4,237,890
Less: Long-Term portion	(25,280,599)	-
Derivative liability-current	$-	$4,237,890

NOTE 11. CONVERTIBLE DEBENTURES, NET

Balances of convertible debt are as follows:

	June 30, 2016	June 30, 2015

Total debt outstanding	$4,972,126	$2,339,616
Less: Unamortized discount	(3,396,330)	1,984,395
Total convertible debt	1,575,796	355,221
Less: Long-term debentures	(1,575,796)	210,522
Short term debentures, net	$-	$144,699

NOTE 12. STOCKHOLDERS’ DEFICIENCY

There are 2,000,000,000 shares of common stock authorized and 1,000,000 shares of Preferred stock authorized.

NOTE 13. CHANGES IN MANAGEMENT

Mr. Conrad Huss, one of our former directors, was named Chief Operating Officer on June 24, 2016 through a resolution of the Board of Directors.

NOTE 14. SUBSEQUENT EVENTS

Issuance of Debt

Subsequent to June 30, 2016, the Company has issued the following securities:

a)On July 7, 2016 the Company issued a convertible promissory note in the principal amount of $100,000 for proceeds to be used for general corporate purposes; the convertible note matures on June 30, 2018 with the stated interest rate at 10%. The note is convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 30 trading days prior to conversion.

b)On July 7, 2016 the Company issued a convertible promissory note in the principal amount of $200,005 for proceeds to be used for general corporate purposes; the convertible note matures on June 30, 2018 with the stated interest rate at 10%. The note is convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 30 trading days prior to conversion.

c)On August 16, 2016 the Company issued a convertible promissory note in the principal amount of $250,005 for proceeds to be used for general corporate purposes; the convertible note matures on June 30, 2018 with the stated interest rate at 10%. The note is convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 30 trading days prior to conversion.

d)On November 18, 2016 the Company issued a convertible promissory note in the principal amount of $10,000 for proceeds to be used for general corporate purposes; the convertible note matures on November 18, 2018 with the stated interest rate at 10%. The note is convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 30 trading days prior to conversion.

e)On April 25, 2017 the Company issued a convertible promissory note in the principal amount of $5,000 for proceeds to be used for general corporate purposes; the convertible note matures on April 30, 2018 with the stated interest rate at 10%. The note is convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 30 trading days prior to conversion.

f)On July 17, 2017 the Company issued a convertible promissory note in the principal amount of $5,000 for proceeds to be used for general corporate purposes; the convertible note matures on July 31, 2018 with the stated interest rate at 12%. The note is convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 30 trading days prior to conversion.

g)On August 14, 2017 the Company issued a non-convertible promissory note in the principal amount of $75,000 to Conrad Huss for services provided; the convertible note matures on September 30, 2018 with the stated interest rate of 10%.

h)On August 14, 2017 the Company issued a non-convertible promissory note in the principal amount of $25,000 to Isaac Onn for services provided; the convertible note matures on September 30, 2018 with the stated interest rate of 10%.

i)On August 14, 2017 the Company issued a non-convertible promissory note in the principal amount of $5,000 to Jeffrey Canouse for services to be provided; the convertible note matures on September 30, 2018 with the stated interest rate of 10%.

Resignation of Former Chief Executive Officer and Chief Operating Officer

On August 14, 2017, Mr. Roy Warren, CEO and Director, and Mr. Conrad Huss, Chief Operating Officer and Director, resigned their positions from the Company.  There were no disagreements between the Company and Mr. Warren and Mr. Huss.

Appointment of New Chief Executive Officer and Director

Effective August 14, 2017, Jeffrey Canouse was named the new Chief Executive Officer and director of the Company. Mr. Canouse, 43 combines over twenty-three years of experience in financial senior management following a thirteen-year career as an Investment Banker. Previously, he had been involved in various companies in the investment industry holding positions including Vice President, Senior Vice President and Managing Director at J. P. Carey Inc., J.P. Carey Securities Inc. and JPC Capital a boutique (the “Carey Company’s”) investment banking firm that assisted in arranging over $2 billion in financing. During his time with the Carey Company’s Mr. Canouse was personally responsible for sourcing new corporate clients, presenting to institutional investors, structuring terms, and working with counsel for timely closings. From July 11, 2011 through the present day, Mr. Canouse has acted as Managing Member of Anvil Financial Management, LLC where he has offered his expertise to companies in need of restructuring, financing, debt settlement and compliance assistance. In addition, Mr. Canouse founded Title King LLC, a short-term lending company using customer vehicles as collateral. Title King was acquired by New America Energy Corp of which Mr. Canouse is currently the Chief Executive Officer.

Finalization of Loans payable to minority owners

On April 28, 2017, the Company and a minority owner finalized the terms of the loans from the minority owner to the Company.  The face value of the loan is $344,817.77 and bears interest at 5% per annum.  The loan is payable within 30 days of demand.

Lawsuit from Prior Chief Executive Officer

On September 21, 2015, Mr. James Giordano, the former Chief Executive Officer filed suit against the Company for back wages in the Judicial District of Stamford CT.  Mr. Giordano claims that he is entitled to $175,000 in back salary plus other expenses. The case was submitted for mediation, but the two sides could not come to an agreement.  The Company believes it has meritorious defenses and does not anticipate an adverse outcome. Trial is scheduled for

September 13, 2017 in the courts of the State of Connecticut.  At June 30, 2016, the Company has not recorded any liability associated with this matter.

Bankruptcy of Milford Property

On June 6, 2017, the Company’s 51% owned tavern in Milford CT, Milford Craft LLC, filed for bankruptcy in United States Bankruptcy Court, District of Connecticut. The bankruptcy was dismissed, and the Company is currently liquidating the assets of the Milford property. Operations at Milford ceased in July 2017.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports, filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As required by the SEC Rules 13a-15(b) and 15d-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

To address these material weaknesses, management engaged financial consultants, performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Management’s Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”) for the Company. Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2016. The framework used by management in making that assessment was the criteria set forth in the document entitled “2013 Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of December 31, 2018 and that material weaknesses in ICFR existed as more fully described below.

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard AS 2201, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that as of December 31, 2018 our internal controls over financial reporting were not effective at the reasonable assurance level:

1.We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the year ended December 31, 2018. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.We do not have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. As a result, as of the date of filing, we have not completed our ASC 606 implementation process and, thus, cannot disclose the quantitative impact of adoption on our financial statements. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.We have inadequate controls to ensure that information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting. Management evaluated the impact of the lack of timely communication between non–financial personnel and financial personnel on our assessment of our reporting controls and procedures and has concluded that the control deficiency represented a material weakness.

4.Certain control procedures were unable to be verified due to performance not being sufficiently documented. As an example, some procedures requiring review of certain reports could not be verified due to there being no written documentation of such review. Management evaluated the impact of its failure to maintain proper documentation of the review process on its assessment of its reporting controls and procedures and has concluded deficiencies represented a material weakness.

We intend to continue to address these weaknesses as resources permit.

Notwithstanding the assessment that our ICFR was not effective and that there are material weaknesses as identified herein, we believe that our consolidated financial statements contained in this Annual Report fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm as we are a smaller reporting company and are not required to provide the report.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except the implementation of the controls identified above.

Item 9B. Other Information.

None.

Item 9C. Disclosures Regarding Foreign Jurisdictions That Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Our directors and executive officers as of June 30, 2016 are listed below. The number of directors is determined by the Board. All directors hold office until the next annual meeting of the board or until their successors have been duly elected and qualified. Officers are elected by the Board and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board.

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Directors are elected by a plurality of the votes cast at the annual meeting of stockholders and hold office until the expiration of the term for which he or she was elected and until a successor has been elected and qualified.

A majority of the authorized number of directors constitutes a quorum of the Board of Directors for the transaction of business. The directors must be present at the meeting to constitute a quorum. However, any action required or permitted to be taken by the Board of Directors may be taken without a meeting if all members of the Board of Directors individually or collectively consent in writing to the action.

Executive officers are appointed by, and serve at the pleasure of, the Board of Directors of the Company, subject to any contractual arrangements.

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers as of June 30, 2016. There is no familial relationship between or among the nominees, directors or executive officers of the Company.

NAME	AGE	POSITION	OFFICER AND/OR DIRECTOR SINCE

Roy Warren	61	CEO, Director	April 2015
Conrad Huss	67	COO, Director	April 2015
Isaac Onn	65	Director	April 2015

_______________

The Company's directors serve in such capacity until the first annual meeting of the Company's shareholders and until their successors have been elected and qualified. The Company's officers serve at the discretion of the Company's board of directors, until their death, or until they resign or have been removed from office.

There are no agreements or understandings for any director or officer to resign at the request of another person and none of the directors or officers is acting on behalf of or will act at the direction of any other person. The activities of each director and officer are material to the operation of the Company. No other person's activities are material to the operation of the Company.

Mr. Roy Warren, Chief Executive Officer and Director

Mr. Warren, 61, serves as our Chairman of the Board, Chief Executive Officer and President. As Chief Executive Officer, Mr. Warren provides overall company leadership and strategy. Mr. Warren also serves as Chairman of the Board and Chief Executive Officer for Attitude Drinks Incorporated which is the majority owner of the Company. For 15 years from 1981 through 1996, Mr. Warren was in the securities brokerage industry. During those years, Mr. Warren acted as executive officer, principal, securities broker and partner with brokerage firms in Florida, most notably Kemper Financial Companies, Alex Brown & Sons and Laffer Warren & Company. From 1999 to 2007, Mr. Warren was Chief Executive Officer of Bravo! Brands, Inc. in Florida, a public company which was a beverage brand-development company, similar to Attitude Drinks Incorporated. Mr. Warren’s experience in the beverage industry as well as with a public company led to the conclusion that he should serve as a director of the Company

Mr. Conrad Huss, Chief Operating Officer and Director

Mr. Huss, 67, has been the Chief Operating Officer of the Company since June 24, 2016 and a Director of the Company since April 21, 2015. Mr. Huss is a financial professional with over 25 years of investment banking and operating experience. Most recently, he was with Ocean Cross Capital Markets, as Senior Managing Director from 2011 to 2013. Previously, Mr. Huss served as the Senior Managing Director at Southridge Investment Group from 2006 to

2011. Mr. Huss is currently a member on the board of directors of Harrison Vickers and Waterman Inc. We believe Mr. Huss is qualified to serve as a director of the Company due to his financial and operational experience.

Mr. Isaac Onn, Director

Mr. Onn, 65, serves on the Board of Directors. He currently serves or has served on the Board of Directors of other companies such as Cybra Corp., Intellect Neurosciences, Inc. and Ness Energy. His previous experience includes Mooney Airplane Corp. from 2002 to 2004 as Crisis Manager. He served as CEO and Partner of Fueling Services, Ltd. from 2001 to 2002. He also served as VP –Marketing for Austria Casino. He received his degree in Business administration and marketing from the Tel Aviv College of Management, and his law degree is from Ono Academic College Law School in Israel, where he is a member of the Israeli Bar.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the Board of Directors be “independent” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “independent directors.”

Family Relationships

There are no familial relationships among any of our directors or officers.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has been involved in any of the following events during the past ten years:

•any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

•being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; or

•being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee

We currently do not have a separately standing Audit Committee due to our limited size. Our Board performs the functions that would otherwise be performed by an Audit Committee.

Compensation Committee

The Company does not have a Compensation Committee due to our limited size and our Board performs the functions that would otherwise be performed by a Compensation Committee. Our Board intends to form a Compensation Committee when needed.

Other Committees

We do not currently have a separately-designated standing nominating committee. Further, we do not have a policy with regard to the consideration of any director candidates recommended by security holders. To date, no security holders have made any such recommendations. The entire Board of Directors performs all functions that would otherwise be performed by committees. Given the present size of our Board, it is not practical for us to have committees other than those described above, or to have more than two directors on such committees. If we are able to grow our business and increase our operations, we intend to expand the size of our board and our committees and allocate responsibilities accordingly.

Potential Conflicts of Interest

Because we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The Board of Directors has not established an audit committee and does not have a financial expert, nor has the Board established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company has only five directors, and to date, such directors have been performing the functions of such committees. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executive officers or directors.

Significant Employees

We do not have any significant employees other than our current executive officers and directors named in this Report.

Code of Ethics

We have not yet adopted a code of business conduct and ethics.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who own more than ten percent (10%) of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2018, were timely.

Item 11. Executive Compensation.

Summary Compensation

Long-Term Incentive Plans

As of June 30, 2016, the Company had no group life, health, hospitalization, or medical reimbursement or relocation plans in effect. Further, the Company had no pension plans or plans or agreements which provide compensation on the event of termination of employment or corporate change in control.

Securities Authorized for Issuance under Equity Compensation Plans

We have not adopted any equity compensation plans.

Changes in Control

We are not aware of any arrangements, including any pledge by any person of our securities, the operation of which may result in a change in control of the Company. Effective December 31, 2017, however, pursuant to our Articles of Incorporation, our Board has been granted the authority, without further stockholder approval, to provide for the issuance of up to 3,550,000 shares of our preferred stock in one or more series and to determine the dividend rights, conversion rights, voting rights, rights in terms of redemption, liquidation preferences, the number of shares constituting any such series and the designation of such series. Our Board has the power to afford preferences, powers and rights (including voting rights) to the holders of any preferred stock preferences, such rights and preferences being senior to the rights of holders of common stock. As of December 31, 2018, 865,000 shares of “blank check” preferred stock remain available for designation and issuance. Although we have no present intention to issue any additional shares of preferred stock, the issuance of shares of preferred stock, or the issuance of rights to purchase such shares, may have the effect of delaying, deferring or preventing a change in control of our Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth certain information regarding our shares of Common Stock beneficially owned as of Jun3 30, 2016, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of Common Stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the tables for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of these tables, a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock that such person has the right to acquire within 60 days of September 30, 2016. For purposes of computing the percentage of outstanding shares of our Common Stock held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of September 30,2016 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

	Common Stock		Series B Preferred Stock
Name and address of beneficial owner	Amount	Percent of Class	Amount	Percent of Class
Jeffrey Canouse Chief Executive Officer, Interim Chief Financial Officer and Sole Director	-	0%	51	100%

All Officers and Directors as a group (1 person)	-	0%	51	100%

*Less than 1%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Under Item 404 of Regulation S-K, we are required to describe any transaction, since the beginning of December 31, 2015, or any currently proposed transaction, in which the Company was or is to be a participant and in which any related person has or will have a direct or indirect material interest involving the lesser of $120,000 or one percent (1%) of the average of the Company’s total assets as of the end of last two completed fiscal years. A related person is any executive officer, director, nominee for director, or holder of 5% or more of the Company’s Common Stock, or an immediate family member of any of those persons.

Conrad R Huss has an Employment agreement which pays him $120,000 annually. To date, his entire salary has been accrued.

Item 14. Principal Accountant Fees and Services.

Audit Fees.

For the Company’s fiscal years ended December 31, 2016 we were billed approximately $for professional services rendered by our independent auditors for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services rendered by our independent auditors or the years ended June 30, 2016 and 2015

Tax Fees

There were no fees for professional services rendered by our independent auditors for tax compliance, tax advice, and tax planning for the year ended June 30, 2016

All Other Fees

There were no other fees for services rendered by our independent auditors for the year ended December 31, 2020.

Pre-Approval Policies

a.Audit Services

There is no Audit Committee. the Board of Directors will approve that all audit services to be performed by the primary external auditor will be performed pursuant to a written engagement letter which outlines the scope and nature of the services and the fees to be paid for such services, and review the annual audit engagement terms and related fees to see if any change in terms, conditions and fees needed resulting from changes in audit scope.

In addition to the annual audit services engagement, the Board of Directors may grant pre-approval for other audit services, which are those services that only the independent auditor can reasonably provide. The Audit Committee has pre-approved the audit services listed in Appendix A. All other audit services not listed in Appendix A must be separately pre-approved by the Audit Committee.

b.Audit-Related Services

Audit-related services, including internal control-related services, are assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and/or the Company’s internal control over financial reporting and that are traditionally performed by the independent auditor. The Board of Directors believes that the provision of the audit-related services does not impair the independence of the auditor and is consistent with the SEC’s rules on auditor’s independence. The Board of Directors has pre-approved the audit-related services.

c.Non-audit services

The Audit Committee may grant preapproval for those permissible non-audit services classified as all other services that it believes would not impair the independence of the auditor and that are consistent with SEC’s rules on auditor independence, including those that are routine and recurring services.

All requests for non-audit services to be provided by the independent director that are not included in the pre-approval policy will be approved by the Board of Directors and include a detailed description of the services.

A list of the Securities and Exchange Commission’s (“SEC”) prohibited non-audit services is attached to this Preapproval Policy as Exhibit 1. The Company will not engage its independent auditor for such services. The rules of the SEC and the Public Company Accounting Oversight Board (“PCAOB”) should be consulted to determine whether there are possible exceptions of the prohibitions.

d.Delegation of Authority

As provided in the Act, the Board of Directors may delegate pre-approval authority to one or more of its members. The Chairman of the Board of Directors is authorized to give specific pre-approval to any audit or non-audit services to be provided by the independent auditor. The Board of Directors does not delegate to management its responsibilities to pre-approve services performed by the independent auditor. All pre-approval decisions must be reported to the Board of Directors at its next scheduled meeting for informational purpose only.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Exhibits

Exhibit Number	Description
31.1	Section 302 Certification by Chief Executive Officer
31.2	Section 302 Certification by Chief Financial Officer
32.1	Section 906 Certification by Chief Executive Officer
32.2	Section 906 Certification by Chief Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARRISON, VICKERS & WATERMAN, INC.

By: /s/ Robert William Tetsch

Robert William Tetsch

Chief Executive Officer

(Principal Executive Officer)

Date: November 8, 2024

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Robert William Tetsch

Robert William Tetsch

Interim Chief Financial Officer

(Principal Financial and Accounting Officer)

Date: November 8, 2024